Form 10-Q
period 1997-03-31
OUTSOURCING SOLUTIONS INC; PAYCO AMERICAN CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; ALASKA FINANCIAL SERVICES INC; ACCOUNT PORTFOLIOS INC; ACCOUNT PORTFOLIOS LP; PERIMETER CREDIT LP; GULF STATE CREDIT LP
filed 1997-06-12
CIK 1027574, 76741, 1029300, 1029301, 1029303, 1029305, 1029307, 1029308, 1029309, 1029310

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20429
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  __________

                             File Number 333-16867

                          Outsourcing Solutions Inc.
          (Exact name of registrant as specified in its charter)

            Delaware                                 58-2197161
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

390 South Woods Mill Road, Suite 150
     Chesterfield, Missouri                             63017
(Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  ( )     No    (X)

As of March 31, 1997, the following shares of the Registrant's common stock were issued and outstanding:


Voting common stock                            3,425,126.01
  Class A convertible nonvoting common stock    391,740.58
  Class B convertible nonvoting common stock    400,000.00
  Class C convertible and voting common stock  1,040,000.00
                                               5,256,866.59


Transitional Small Disclosure _______(check one):    Yes  [  ]       No  [X]

                          OUTSOURCING SOLUTIONS INC.
                               AND SUBSIDIARIES

                                     INDEX

Part I. -  Financial Information

     Item 1. - Financial Statements

               Consolidated Balance Sheets
               March 31, 1997 (unaudited) and December 31, 1996                                                       3

               Consolidated Statements of Operations for the three month periods ended
               March 31, 1997 and 1996 (unaudited)                                                                    4

               Consolidated Statements of Cash Flows for the three month periods ended
               March 31, 1997 and 1996 (unaudited)                                                                    5

               Notes to Consolidated Financial Statements (unaudited)                                                 6


     Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations                  6

Part II. - Other Information                                                                                         10

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               MARCH 31,      DECEMBER 31,
                                                                                                 1997             1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                               $     11,633       $     14,497
  Cash and cash equivalents held for clients                                                    23,477             20,255
  Current portion of loans and accounts receivable purchased                                    41,846             42,481
  Accounts receivable - trade, net of allowance for doubtful receivables of
    $1,186 and $879, respectively                                                               20,842             20,738
  Deferred income taxes                                                                          3,672              2,617
  Other current assets                                                                           4,635              3,736
        Total current assets                                                                   106,105            104,324

LOANS AND ACCOUNTS RECEIVABLE PURCHASED                                                         26,825             25,519
PROPERTY AND EQUIPMENT - Net                                                                    35,397             36,168
GOODWILL - Less accumulated amortization of $4,393 and $2,986, respectively                    151,300            152,707
OTHER INTANGIBLE ASSETS - Less accumulated amortization of $19,355
  and $12,751, respectively                                                                     14,159             20,763
DEFERRED FINANCING COSTS - Less accumulated amortization of $841 and $337, respectively         12,264             12,563
DEFERRED INCOME TAXES                                                                            5,604              3,163
TOTAL                                                                                      $   351,654        $   355,207

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                               $       6,017        $     6,495
  Collections due to clients                                                                    23,477             20,255
  Accrued severence and office closing costs                                                     8,882             11,938
  Accrued compensation                                                                           9,016              9,574
  Other current liabilities                                                                      3,578              4,289
  Accrued expenses                                                                               6,363              3,378
  Current portion of long-term debt                                                             11,186             10,032
           Total current liabilities                                                            68,519             65,961

LONG-TERM DEBT                                                                                 239,021            237,584

OTHER LONG-TERM LIABILITIES                                                                         59                 64

STOCKHOLDERS' EQUITY:
  8% nonvoting cumulative redeemable exchangeable preferred stock;
    authorized 1,000,000 shares, 899,891.21 and 865,280.01 shares, respectively, issued and outstanding, at liquidation value
    of $12.50 per share                                                                         11,249             10,816
  Voting common stock; $.01 par value; authorized 7,500,000 shares and
    3,425,126.01 shares, issued and outstanding                                                     35                 35
  Class A convertible nonvoting common stock; $.01 par value;
    authorized 7,500,000 shares, 391,740.58 shares issued and outstanding                            4                  4
  Class B convertible nonvoting common stock; $.01 par value; authorized
    500,000 shares, 400,000 shares issued and outstanding                                            4                  4
  Class C convertible nonvoting common stock; $.01 par value;
    authorized 1,500,000 shares, 1,040,000 shares issued and outstanding                            10                 10
  Additional paid-in capital                                                                    65,658             65,658
  Accumulated deficit                                                                          (32,905)          (24,929)
        Total stockholders' equity                                                              44,055             51,598

TOTAL                                                                                      $   351,654        $   355,207

                                    See notes to the unaudited consolidated financial statements.


OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      1997               1996

REVENUES                                                                             $   63,842        $  18,235

EXPENSES:
  Salaries and benefits                                                                  32,262            6,264
  Service fees and other operating and administrative expenses                           17,253            4,557
  Amortization of loans and accounts receivable purchased                                 8,546            5,131
  Amortization of goodwill and other intangibles                                          8,011            3,027
  Depreciation expense                                                                    2,524              269

           Total expenses                                                                68,596           19,248

OPERATING LOSS                                                                           (4,754)         (1,013)

INTEREST EXPENSE - Net                                                                    6,523            1,265

LOSS BEFORE INCOME TAXES                                                                (11,277)         (2,278)

INCOME TAX BENEFIT                                                                       (3,496)           (807)

NET LOSS                                                                                 (7,781)         (1,471)

PREFERRED STOCK DIVIDEND REQUIREMENTS                                                       195              200

NET LOSS TO COMMON STOCKHOLDERS                                                     $    (7,976)      $  (1,671)

                                    See notes to the unaudited consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                            1997          1996
OPERATING ACTIVITIES:
  Net loss                                                                              $  (7,781)    $  (1,471)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                                          11,039         3,302
    Amortization of loans and accounts receivable purchased                                 8,546         5,131
    Deferred taxes                                                                         (3,496)         (807)
    Change in assets and liabilities:
      Accounts receivable - trade                                                            (104)       (1,304)
      Other current assets                                                                   (899)       (1,524)
      Accounts payable, accrued expenses, and other current liabilities                     (1,580)         883
          Net cash provided by operating activities                                         5,725         4,210

INVESTING ACTIVITIES:
  Payments for acquisitions - net of cash acquired                                         -            (36,372)
  Loans and accounts receivable purchased                                                  (9,217)       (1,015)
  Acquisition of property and equipment                                                    (1,753)         (354)
          Net cash used in investing activities                                           (10,970)      (37,741)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                   -             14,975
  Proceeds from loans                                                                       5,000        23,872
  Repayments of debt                                                                       (2,409)       (1,398)
  Deferred financing fees                                                                    (210)         (755)
          Net cash provided by financing activities                                         2,381        36,694

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (2,864)        3,163

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             14,497         1,469

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  11,633     $   4,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                                                 $    2,356     $   1,111


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES - During the three months ended March 31, 1997 and 1996, the Company paid preferred stock dividends of $433 and $400, respectively, through the issuance of 34,611.2 shares and 32,000 shares of preferred stock, respectively.

         See notes to the unaudited consolidated financial statements.

OUTSOURCING SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For purposes of comparability, certain prior year amounts have been reclassified to conform with current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996.


NOTE B - LOANS AND ACCOUNTS RECEIVABLE PURCHASED

During the three months ended March 31, 1997 the Company purchased $9.2 million of loans and accounts receivable portfolios. The costs of purchased portfolios are generally amortized on an individual portfolio basis based on the ratio of current collections to current and anticipated future collections for that portfolio. Such portfolio cost is generally amortized over a three year period from the date of purchase.


NOTE C - SUBSEQUENT EVENTS

The Company filed a registration statement related to an offer to exchange privately placed $100 million 11% Senior Subordinated Notes due 2006 for the Company's 11% Series B Senior Subordinated Notes due 2006. On April 28, 1997, the registration statement was declared effective. The Exchange Offer expired at 5:00 p.m. EST on May 29, 1997 with all $100 million being exchanged.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PAYCO ACQUISITION

Pursuant to an Agreement and Plan of Merger, dated as of August 13, 1996 the Company acquired Payco American Corp (Payco) on November 6, 1996 in a merger transaction for an aggregate cash consideration of approximately $150.2 million. The assets and liabilities of Payco were recorded at their estimated fair market value and an amount equal to the excess of the purchase price over the fair value of assumed liabilities was allocated to property and equipment, identifiable tangible and intangible assets and goodwill. Goodwill is being amortized over 30 years. The preliminary allocation reflected in the consolidated financial statements for the year ended December 31, 1996 allocates $20.8 million of the excess to identifiable tangible and intangible assets (including $2.0 million to property and equipment and $14.0 million to account inventory) and $102.1 million to goodwill.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

Revenues for the three months ended March 31, 1997 were $63.8 million, compared to $18.2 million in the comparable period for 1996. Revenues from contingent fee services were $32.9 million for the three months ended March 31, 1997 compared to $9.7 million in the comparable period in 1996. The increase in contingent fee revenues was a result of the acquisition of Payco. Revenues from purchased portfolios increased to $15.7 million for the three months ended March 31, 1997 compared to $8.5 million for the comparable period in 1996. Purchased portfolio revenues increased as a result of additional portfolio purchases, as well as from the acquisition of Payco. Revenues from outsourcing services increased to $15.2 million for the three months ended March 31, 1997 compared to $0 in the comparable period in 1996. The increase was due to the acquisition of Payco.

Operating Expenses for the three months ended March 31, 1997 were $68.6 million compared to $19.2 million for the comparable period in 1996, an increase of $49.4 million. Cash operating expenses were $49.5 million for the three months ended March 31, 1997 and $10.8 million for the comparable period in 1996. Cash expenses increased as a result of the Payco acquisition in addition to the use of outside collection agencies to service purchased portfolios. Of the $68.6 million in expenses for the three months ended March 31, 1997, $8.5 million was attributable to amortization of the purchase price of purchased portfolios (compared to $5.1 million in 1996), $5.5 million was attributable to amortization of account inventory (compared to $2.0 million in 1996), $2.5 million was attributable to amortization of goodwill associated with the acquisitions of Account Portfolios, L.P. (APLP), A.M. Miller & Associates, Inc. (Miller), Continental Credit Services, Inc. (Continental) and Payco (compared to $1.0 million in 1996) and $2.5 million was attributable to depreciation (compared to $0.3 million in 1996). The increase in amortization and depreciation expense was the result of additional goodwill and step-up in the basis of fixed assets recorded in connection with the Payco acquisition.

Operating Loss for the three months ended March 31, 1997 was $4.8 million compared to $1.0 million for the comparable period in 1996. The operating loss was a result of increased amortization related to the step-up in basis of purchased portfolios, goodwill and account inventory related to the acquisition of Payco.

EBITDA for the three months ended March 31, 1997 was $14.3 million compared to $7.4 million for the comparable period in 1996. The increase of $6.9 million in EBITDA reflects additional revenues associated with the acquisition of Payco, partially offset by the costs associated with the use of outside collection agencies to service purchased portfolios.

Interest Expense, net for the three months ended March 31, 1997 was $6.5 million compared to $1.3 million for the comparable period in 1996. The increase was primarily due to indebtedness incurred to finance the acquisition of Payco and to finance increased portfolio purchases.

Net Loss for the three months ended March 31, 1997 was $7.8 million compared to $1.5 million for the comparable period in 1996. The increase in net loss resulted primarily from increased amortization expense from the step-up in basis of acquired portfolios, goodwill and account inventory recorded in connection with the acquisition of Payco and the increase in interest due to the indebtedness incurred to finance the Payco acquisition and portfolio purchases.


Financial Condition

March 31, 1997 Compared to December 31, 1996

Cash and Cash Equivalents decreased from $14.5 million at December 31, 1996 to $11.6 million at March 31, 1997 principally as a result of the purchase of loans and accounts receivable. The Company held $23.5 million of cash for clients in restricted accounts at March 31, 1997.

Loans and Accounts Receivable Purchased increased from $68.0 million at December 31, 1996 to $68.7 million at March 31, 1997 due to new portfolio purchases of $9.2 million in the first quarter which were partially offset by amortization of purchased portfolios of $8.5 million. The amount of loans and accounts receivable purchased which were considered collectible within one year decreased from $42.5 million at December 31, 1996 to $41.8 million at March 31, 1997 mainly due to the timing of cash collections based on the relative age and length of ownership of the portfolios.

The loans and accounts receivable purchased consist primarily of consumer loans and credit card receivables, commercial loans, student loan receivables and health club receivables. Consumer loans purchased primarily consist of unsecured term debt. A summary of loans and accounts receivable purchased at December 31, 1996 and March 31, 1997 by type of receivable is shown below:

                                   December 31, 1996                             March 31, 1997
                       Original Gross                               Original Gross
                       Principal Value     Current    Long-term     Principal Value   Current    Long-term
                        (in millions)        (in thousands)          (in millions)       (in thousands)
Consumer loans  . . . .      $1,813         $ 7,445     $ 4,592          $1,813        $ 5,794      $ 3,712
Student loans . . . . .         323           7,456       4,699             323          6,369        4,080
Credit cards  . . . . .         105           2,359       1,453             321          4,105        2,631
Health clubs  . . . . .         954          23,364      13,865           1,199         21,959       14,069
Commercial  . . . . . .         109           1,857         910             112          3,619        2,320
                             $3,304         $42,481     $25,519          $3,768        $41,846      $26,812

Most of the portfolio purchases involve tertiary paper (i.e. accounts more than 360 days past due which have been previously placed with a contingent fee servicer) with the exception of portfolios purchased under forward flow agreements under which the Company agrees to purchase charged off credit card and health club receivables on a monthly basis as they become due.

Deferred Taxes increased from an asset of $5.8 million at December 31, 1996 to an asset of $9.3 million at March 31, 1997. The net deferred tax asset at March 31, 1997 and December 31, 1996 was principally due to net operating loss carryforwards. The realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards in 2011. Management has analyzed the potential sources of taxable income available to realize the deferred tax asset. The principal assumptions underlying management's determination that the asset will be realized are that the strong earnings history of the acquired operations will continue (no improvement has been assumed), the book value of the Company's assets exceeds their tax basis and that non-recurring and unusual items which resulted in the net operating loss carryforwards will not continue beyond a short period of time. The principal non-recurring and unusual items reflected in operating results included additional amortization of purchased loans and receivables resulting from the step up in recorded value to fair value, amortization of account inventory, additional financing costs expensed in connection with the refinancing, and other one time expenses. These items are not expected to continue beyond 1997 or 1998.

The Long Term Portion of Notes Payable increased from $237.6 million at December 31, 1996 to $239.0 million at March 31, 1997. The increase was primarily due to revolver borrowings of $5.0 million used to finance purchased portfolio acquisitions which was offset by principal payments of $2.4 million and the increase in the current portion of long-term debt of $1.2 million.

Stockholders' Equity decreased from $51.6 million at December 31, 1996 to $44.1 million at March 31, 1997 due to the first quarter net loss to common stockholders of $8.0 million which was partially offset by an increase in preferred stock of $0.4 million.


Liquidity and Capital Resources

As of March 31, 1997, the Company had cash and cash equivalents of $11.6 million. The Company derives substantially all of its cash flow from the operations of its subsidiaries. Capital expenditures were $1.5 million for the three month period ended March 31, 1997. Portfolio purchases were $9.2 million for the three month period ended March 31, 1997. The Company had working capital of $38.0 million at March 31, 1997.

Of the $1.5 million of capital expenditures for the three months ended March 31, 1997, $1.3 million represents data processing capital expenditures and $0.2 million was for other capital expenditures, which include telecommunications equipment, leasehold improvements, other computer equipment and office furniture and equipment.

The Company's debt structure consists of senior debt under the Bank Credit Facility (the Credit Facility) of $142.0 million, indebtedness represented by 11% Senior Subordinated Notes (The Senior Notes) of $100.0 million and other indebtedness of $5.6 million. The Company is capitalized with equity of $44.1 million. Under the Credit Facility, the Company has the ability to borrow an additional $53.0 million (net of outstanding revolver borrowings of $5.0 million at March 31, 1997) for working capital, general corporate purposes and acquisitions, subject to certain conditions.

The Senior Notes and the Credit Facility contain financial and operating covenants and restrictions on the ability of the Company to incur indebtedness, make investments and take certain other corporate actions. The debt service costs associated with the borrowings under the Credit Facility and the Senior Notes significantly increase liquidity requirements. The Company anticipates that its operating cash flow together with borrowings under the Credit Facility will be sufficient to meet its anticipated future operating expenses and to service its debt requirements as they become due. Additionally, future purchases of account portfolios may require significant investment. However, actual capital requirements may change, particularly as a result of acquisitions the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors including factors beyond the Company's control.


Inflation

The Company believes that inflation has not had a material impact on its results of operations for the three months ended March 31, 1997.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in various legal proceedings involving claims for damages which constitute ordinary routine litigation incidental to its business. In addition, Payco and its wholly owned subsidiary Payco-General American Credits, Inc. are party to a class-action lawsuit filed in July 1995 by Jimmy Rogers, Lillian H. Rogers, Randy Humphrey, Nancy Humphrey, Carl Christopher, David Clapper and Virginia Clapper, as individuals and as class representatives, in the Circuit Court of Etowah County, Alabama. The suit alleges that Payco-General American Credits, Inc., which was performing collection services on behalf of co-defendant Transamerica Business Credit Corporation ("Transamerica"), committed violations of the Fair Debt Collection Practices Act (FDCPA) and Alabama state law. Plaintiffs demanded judgment against defendants for compensatory and punitive damages plus interest and the costs of the action. In January 1996, Transamerica filed a cross-claim against Payco-General American Credits, Inc., seeking judgment against Payco-General American Credits, Inc. for any liability, loss, cost or expense Transamerica has or will incur. Payco-General American Credits, Inc., has, in turn, filed a similar claim against Transamerica. On May 13, 1996, Transamerica entered into a settlement with the settlement class subject to court approval for a sum of $2.0 million plus $50,000 administrative fees, plus forgiveness of the debt of 1,818 debtors which Transamerica estimated at approximately $1.3 million. On August 1, 1996, the court approved the general settlement but reserved the right to approve individual settlements. Transamerica advised the court that the benefit to the class was $3.9 million which represents forgiveness of debt of $1.9 million (instead of the $1.3 million forgiveness of debt noted above). Furthermore, on August 1, 1996, the plaintiff's motion of certification of a class of 1,818 individuals to which letters were sent by Payco-General American Credits, Inc. was conditionally granted. The parties to the lawsuit agreed to non-binding mediation, which took place on January 20, 1997. No settlement was reached at that mediation.

A hearing date regarding the decertification of the class has been set for July 9, 1997 and the trial is expected to begin on November 17, 1997. The Company believes it has meritorious defenses to the complaint and the cross-claim in this suit and believes that the outcome of this litigation will not have a material adverse effect on the operations or the financial condition of the Company.

Account Portfolios (APLP) has been notified that the Atlanta office of the FTC is conducting an informal inquiry to determine if APLP has violated any provision of the FDCPA. The FTC has requested that APLP provide certain documents and other information regarding APLP's forms, policies and practices, and APLP has complied with that request. The Company believes that the ultimate resolution of the FTC's inquiry will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.   CHANGES IN SECURITIES

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27.  Financial Data Schedule (Unaudited)

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OUTSOURCING SOLUTIONS INC.
                                   (Registrant)



Date:    June 12, 1997        /s/ JAMES F. WHALEN
                              --------------------------
                              James F. Whalen
                              Executive Vice President
                                and Chief Financial Officer
                              [Principal Financial and Chief
                                Accounting Officer]



                              /s/ TIMOTHY G. BEFFA
                              --------------------------
                              Timothy G. Beffa
                              President and Chief Executive
                              Officer