Form 10-Q
period 1997-06-30
OUTSOURCING SOLUTIONS INC; PAYCO AMERICAN CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; ALASKA FINANCIAL SERVICES INC; ACCOUNT PORTFOLIOS INC; ACCOUNT PORTFOLIOS LP; PERIMETER CREDIT LP; GULF STATE CREDIT LP
filed 1997-08-12
CIK 1027574, 76741, 1029300, 1029301, 1029303, 1029305, 1029307, 1029308, 1029309, 1029310

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20429
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                           Yes  (X)     No    ( )

As of June 30, 1997, the following shares of the Registrant's common stock were issued and outstanding:


Voting common stock                            3,425,126.01
  Class A convertible nonvoting common stock    391,740.58
  Class B convertible nonvoting common stock    400,000.00
  Class C convertible nonvoting common stock   1,040,000.00
                                               5,256,866.59


Transitional Small Disclosure _______(check one):    Yes  [  ]       No  [X]

                          OUTSOURCING SOLUTIONS INC.
                               AND SUBSIDIARIES

                                     INDEX

Part I.  -  Financial Information

         Item 1.  -  Financial Statements

                 Consolidated Balance Sheets
                 June 30, 1997 (unaudited) and
                 December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

                 Consolidated Statements of Operations
                 for the three and six month periods
                 ended June 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . .       4

                 Consolidated Statements of Cash Flows
                 for the six month periods ended June 30,
                 1997 and 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .       5

                 Notes to Consolidated Financial
                 Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .       6


         Item 2.  -  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6


Part II.  -  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                              JUNE 30,        DECEMBER 31,
                                                                                1997              1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                       $8,035                $14,497
  Cash and cash equivalents held
    for clients                                                                   22,133                20,255
  Current portion of loans and
    accounts receivable purchased                                                 48,690                42,481
  Accounts receivable - trade, net of
    allowance for doubtful receivables
    of $996 and $879, respectively                                                23,122                20,738
  Deferred income taxes                                                            4,992                 2,617
  Other current assets                                                             4,196                  3,736
     Total current assets                                                        111,168                104,324

LOANS AND ACCOUNTS RECEIVABLE PURCHASED                                           26,202                25,519

PROPERTY AND EQUIPMENT - Net                                                      34,708                36,168

GOODWILL - Less accumulated amortization
  of $5,788 and $2,986, respectively                                             149,705                152,707

OTHER INTANGIBLE ASSETS - Less
  accumulated amortization of $25,926
  and $12,751, respectively                                                        7,588                20,763

DEFERRED FINANCING COSTS - Less
  accumulated amortization of $1,249
  and $337, respectively                                                          11,828                12,563

DEFERRED INCOME TAXES                                                              7,617                  3,163

TOTAL                                                                          $ 348,816             $ 355,207


                                                                              JUNE 30,        DECEMBER 31,
                                                                                1997              1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                     $   4,499             $   6,495
  Collections due to clients                                                      22,133                20,255
  Accrued severance and office
    closing costs                                                                  6,232                11,938
  Accrued compensation                                                             8,372                 9,574
  Other current liabilities                                                          561                 4,289
  Accrued expenses                                                                 5,953                 3,378
  Current portion of long-term debt                                               12,339                10,032
     Total current liabilities                                                    60,089                65,961

LONG-TERM DEBT                                                                   251,340                237,584

OTHER LONG-TERM LIABILITIES                                                           55                     64

STOCKHOLDERS' EQUITY:
  8% nonvoting cumulative redeemable
    exchangeable preferred stock;
    authorized 1,000,000 shares,
    899,891.21 and 865,280.01 shares,
    respectively, issued and outstanding,
    at liquidation value of $12.50 per share                                      11,249                10,816
  Voting common stock; $.01 par value;
    authorized 7,500,000 shares and
    3,425,126.01 shares, issued and
    outstanding                                                                       35                     35
  Class A convertible nonvoting common
    stock; $.01 par value; authorized
    7,500,000 shares, 391,740.58 shares
    issued and outstanding                                                             4                     4
  Class B convertible nonvoting common
    stock; $.01 par value; authorized
    500,000 shares, 400,000 shares issued
    and outstanding                                                                    4                     4
  Class C convertible nonvoting common
    stock; $.01 par value; authorized
    1,500,000 shares, 1,040,000 shares
    issued and outstanding                                                            10                     10
  Additional paid-in capital                                                      65,658                65,658
  Accumulated deficit                                                            (39,628)             (24,929)
  Total stockholders' equity                                                      37,332                51,598

TOTAL                                                                          $ 348,816             $ 355,207

                                    See notes to the unaudited consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)


                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                                     1997             1996              1997             1996

REVENUES                                          $ 66,284         $ 21,169         $ 130,126         $ 39,404

EXPENSES:
  Salaries and benefits                             32,538            8,265            64,800           14,529
  Service fees and other
    operating and adminis-
    trative expenses                                16,315            6,380            33,568           10,937
  Amortization of loans
    and accounts receivable
    purchased                                        9,490            7,587            18,036           12,718
  Amortization of goodwill
    and other intangibles                            7,965            3,027            15,976            6,054
  Depreciation expense                               2,533              305              5,057              574

    Total expenses                                  68,841           25,564            137,437          44,812

OPERATING LOSS                                      (2,557)          (4,395)           (7,311 )         (5,408)

INTEREST EXPENSE - Net                               7,274            2,476            13,797             3,741

LOSS BEFORE INCOME TAXES                            (9,831)          (6,871)           (21,108)         (9,149)

INCOME TAX BENEFIT                                  (3,333)          (2,562)           (6,829 )         (3,369)

NET LOSS                                            (6,498)          (4,309)           (14,279)         (5,780)

PREFERRED STOCK DIVIDEND
  REQUIREMENTS                                         225              200                420              400

NET LOSS TO COMMON
  STOCKHOLDERS                                     $(6,723)         $(4,509)         $(14,699 )       $(6,180)

                                    See notes to the unaudited consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                    1997                   1996
OPERATING ACTIVITIES:
  Net loss                                                                     $ (14,279)            $ (5,780)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation and amortization                                                 21,033                 6,628
    Amortization of loans and accounts
    receivable purchased                                                          18,036                12,718
  Amortization of deferred
    financing costs                                                                  912
  Deferred taxes                                                                  (6,829)               (3,369)
  Change in assets and liabilities:
    Accounts receivable - trade                                                   (2,755)                  505
    Other current assets                                                            (216)
    Accounts payable, accrued expenses,
      and other current liabilities                                              (10,053)                 (722)
      Net cash provided by operating                                               5,849                 9,980
        activities

INVESTING ACTIVITIES:
  Payments for acquisitions - net of cash
    acquired                                                                                          (36,372)
  Loans and accounts receivable purchased                                        (24,928)               (5,945)
  Acquisition of property and equipment                                           (3,597)                (780)
  Net cash used in investing activities                                          (28,525)             (43,097)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                                15,325
  Proceeds from loans                                                             21,450                97,180
  Repayments of debt                                                              (4,816)             (72,671)
  Other financing costs                                                             (420)               (1,718)
     Net cash provided by financing
       activities                                                                 16,214                38,116

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                (6,462)                4,999

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                                       14,497                 1,469

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  8,035              $  6,468

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid during period for interest                                          $  8,609              $  2,934


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES - During the six months ended June 30, 1997 and 1996, the Company paid preferred stock dividends of $433 and $400, respectively, through the issuance of 34,611.2 shares and 32,000 shares of preferred stock, respectively.


         See notes to the unaudited consolidated financial statements.

OUTSOURCING SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For purposes of comparability, certain prior year amounts have been reclassified to conform with current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996.


NOTE B - LOANS AND ACCOUNTS RECEIVABLE PURCHASED

During the three and six month periods ended June 30, 1997 the Company purchased $15.7 million and $24.9 million of loans and accounts receivable portfolios, respectively. The costs of purchased portfolios are generally amortized on an individual portfolio basis based on the ratio of current collections to current and anticipated future collections for that portfolio. Such portfolio cost is generally amortized over a three year period from the date of purchase.


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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues for the three months ended June 30, 1997 were $66.3 million, compared to $21.2 million in the comparable period for 1996. Revenues from contingent fee services were $32.5 million for the three months ended June 30, 1997 compared to $9.4 million in the comparable period in 1996. The increase in contingent fee revenues was a result of the acquisition of Payco. Revenues from purchased portfolios increased to $17.5 million for the three months ended June 30, 1997 compared to $11.8 million for the comparable period in 1996. Purchased portfolio revenues increased as a result of additional portfolio purchases, as well as from the acquisition of Payco. Revenues from outsourcing services increased to $16.3 million for the three months ended June 30, 1997 compared to $0 in the comparable period in 1996. The increase was due to the acquisition of Payco.

Operating Expenses for the three months ended June 30, 1997 were $68.8 million compared to $25.6 million for the comparable period in 1996, an increase of $43.2 million. Cash operating expenses were $48.9 million for the three months ended June 30, 1997 and $14.6 million for the comparable period in 1996. Cash expenses increased as a result of the Payco acquisition in addition to the use of outside collection agencies to service purchased portfolios. Of the $68.8 million in expenses for the three months ended June 30, 1997, $9.5 million was attributable to amortization of the purchase price of purchased portfolios (compared to $7.6 million in 1996), $6.0 million was attributable to amortization of account inventory (compared to $2.5 million in 1996), $2.0 million was attributable to amortization of goodwill associated with the acquisitions of Account Portfolios, L.P. (API), A.M. Miller & Associates, Inc. (Miller), Continental Credit Services, Inc. (Continental) and Payco (compared to $0.5 million in 1996) and $2.5 million was attributable to depreciation (compared to $0.3 million in 1996). The increase in amortization and depreciation expense was the result of additional goodwill and step-up in basis of fixed assets recorded in connection with the Payco acquisition.

Operating Loss for the three months ended June 30, 1997 was $2.6 million compared to $4.4 million for the comparable period in 1996. The improvement in the operating loss was a result of increased revenue attributable to the acquisition of Payco partially offset by increased salaries and benefits, increased service fees and increased amortization related to the step-up in basis of purchased portfolios, goodwill and account inventory related to Payco.

EBITDA for the three months ended June 30, 1997 was $17.4 million compared to $6.4 million for the comparable period in 1996. The increase of $11.0 million in EBITDA reflects additional revenues associated with the acquisition of Payco and additional portfolios at API, partially offset by the costs associated with the use of outside collection agencies to service purchased portfolios.

Interest Expense, net for the three months ended June 30, 1997 was $7.3 million compared to $2.5 million for the comparable period in 1996. The increase was primarily due to indebtedness incurred to finance the acquisition of Payco and to finance increased portfolio purchases.

Net Loss for the three months ended June 30, 1997 was $6.5 million compared to $4.3 million for the comparable period in 1996. The increase in net loss resulted primarily from increased amortization expense from the step-up in basis of acquired portfolios, goodwill and account inventory recorded in connection with the acquisition of Payco and the increase in interest due to the indebtedness incurred to finance the Payco acquisition and portfolio purchases.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues for the six months ended June 30, 1997 were $130.1 million, compared to $39.4 million in the comparable period for 1996. Revenues from contingent fee services were $65.5 million for the six months ended June 30, 1997 compared to $19.2 million in the comparable period in 1996. The increase in contingent fee revenues was a result of the acquisition of Payco. Revenues from purchased portfolios increased to $33.1 million for the six months ended June 30, 1997 compared to $20.2 million for the comparable period in 1996. Purchased portfolio revenues increased as a result of additional portfolio purchases, as well as from the acquisition of Payco. Revenues from outsourcing services increased to $31.5 million for the six months ended June 30, 1997 compared to $0 in the comparable period in 1996. The increase was due to the acquisition of Payco.

Operating Expenses for the six months ended June 30, 1997 were $137.4 million compared to $44.8 million for the comparable period in 1996, an increase of $92.6 million. Cash operating expenses were $98.4 million for the six months ended June 30, 1997 and $25.5 million for the comparable period in 1996. Cash expenses increased as a result of the Payco acquisition in addition to the use of outside collection agencies to service purchased portfolios. Of the $137.4 million in expenses for the six months ended June 30, 1997, $18.0 million was attributable to amortization of the purchase price of purchased portfolios (compared to $12.7 million in 1996), $12.0 million was attributable to amortization of account inventory (compared to $5.0 million in 1996), $4.0 million was attributable to amortization of goodwill associated with the acquisitions of API, Miller, Continental and Payco (compared to $1.0 million in 1996) and $5.1 million was attributable to depreciation (compared to $0.6 million in 1996). The increase in amortization and depreciation expense was the result of additional goodwill and step-up in basis of fixed assets recorded in connection with the Payco acquisition.

Operating Loss for the six months ended June 30, 1997 was $7.3 million compared to $5.4 million for the comparable period in 1996. The operating loss was a result of increased amortization related to the step-up in basis of purchased portfolios, goodwill and account inventory related to the acquisition of Payco.

EBITDA for the six months ended June 30, 1997 was $31.8 million compared to $13.9 million for the comparable period in 1996. The increase of $17.9 million in EBITDA reflects additional revenues associated with the acquisition of Payco and additional portfolios at API, partially offset by the costs associated with the use of outside collection agencies to service purchased portfolios.

Interest Expense, net for the six months ended June 30, 1997 was $13.8 million compared to $3.7 million for the comparable period in 1996. The increase was primarily due to indebtedness incurred to finance the acquisition of Payco and to finance increased portfolio purchases.

Net Loss for the six months ended June 30, 1997 was $14.3 million compared to $5.8 million for the comparable period in 1996. The increase in net loss resulted primarily from increased amortization expense from the step-up in basis of acquired portfolios, goodwill and account inventory recorded in connection with the acquisition of Payco and the increase in interest due to the indebtedness incurred to finance the Payco acquisition and portfolio purchases.


Financial Condition

June 30, 1997 Compared to December 31, 1996

Cash and Cash Equivalents decreased from $14.5 million at December 31, 1996 to $8.0 million at June 30, 1997 principally as a result of the purchase of loans and accounts receivable. The Company held $22.1 million of cash for clients in restricted accounts at June 30, 1997.

Loans and Accounts Receivable Purchased increased from $68.0 million at December 31, 1996 to $74.9 million at June 30, 1997 due to new portfolio purchases of $24.9 million during the six month period which were partially offset by amortization of purchased portfolios of $18.0 million. The amount of loans and accounts receivable purchased which were considered collectible within one year increased from $42.5 million at December 31, 1996 to $48.7 million at June 30, 1997 mainly due to the timing of cash collections based on the relative age and length of ownership of the portfolios.

The loans and accounts receivable purchased consist primarily of consumer loans and credit card receivables, commercial loans, student loan receivables and health club receivables. Consumer loans purchased primarily consist of unsecured term debt. A summary of loans and accounts receivable purchased at December 31, 1996 and June 30, 1997 by type of receivable is shown below:

                                     December 31, 1996                              June 30, 1997
                           Original                                      Original
                            Gross                                         Gross
                          Principal                                     Principal
                            Value         Current      Long-term          Value        Current     Long-term
                        (in millions)          (in thousands)         (in millions)     (in thousands)
Consumer loans                $1,770        $ 7,445        $ 4,592        $1,979        $ 8,074       $ 5,934
Student loans                    322          7,456          4,699           322          6,404         2,349
Credit cards                     101          2,359          1,453           410          4,918         9,656
Health clubs                     954         23,364         13,865         1,236         26,937         6,292
Commercial                        41          1,857            910            45          2,357         1,971
                              $3,188        $42,481        $25,519        $3,992        $48,690       $26,202

Most of the portfolio purchases involve tertiary paper (i.e. accounts more than 360 days past due which have been previously placed with a contingent fee servicer) with the exception of portfolios purchased under forward flow agreements under which the Company agrees to purchase charged off credit card and health club receivables on a monthly basis as they become due.

Deferred Taxes increased from an asset of $5.8 million at December 31, 1996 to an asset of $12.6 million at June 30, 1997. The net deferred tax asset at June 30, 1997 and December 31, 1996 was principally due to net operating loss carryforwards. The realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards in 2011. Management has analyzed the potential sources of taxable income available to realize the deferred tax asset. The principal assumptions underlying management's determination that the asset will be realized are that the strong earnings history of the acquired operations will continue (no improvement has been assumed), the book value of the Company's assets exceeds their tax basis and that non-recurring and unusual items which resulted in the net operating loss carryforwards will not continue beyond a short period of time. The principal non-recurring and unusual items reflected in operating results included additional amortization of purchased loans and receivables resulting from the step up in recorded value to fair value, amortization of account inventory, additional financing costs expensed in connection with the refinancing, and other one time expenses. These items are not expected to continue beyond 1997 or 1998.

The Long Term Portion of Notes Payable increased from $237.6 million at December 31, 1996 to $251.3 million at June 30, 1997. The increase was primarily due to revolver borrowings of $21.5 million used to finance purchased portfolio acquisitions which was offset by principal payments and reductions of principal of $5.4 million and the increase in the current portion of long-term debt of $2.3 million.

Stockholders' Equity decreased from $51.6 million at December 31, 1996 to $37.3 million at June 30, 1997 due to the net loss to common stockholders for the six month period of $14.7 million which was partially offset by an increase in preferred stock of $0.4 million.


Liquidity and Capital Resources

As of June 30, 1997, the Company had cash and cash equivalents of $8.0 million. The Company derives substantially all of its cash flow from the operations of its subsidiaries. Capital expenditures were $3.6 million for the six month period ended June 30, 1997. Portfolio purchases were $24.9 million for the six month period ended June 30, 1997. The Company had working capital of $48.4 million at June 30, 1997.

Of the $3.6 million of capital expenditures for the six months ended June 30, 1997, $2.5 million represents data processing capital expenditures and $1.1 million was for other capital expenditures, which include telecommunications equipment, leasehold improvements, other computer equipment and office furniture and equipment.

The Company's debt structure consists of senior debt under the Bank Credit Facility (the Credit Facility) of $142.0 million, indebtedness represented by 11% Senior Subordinated Notes (The Senior Notes) of $100.0 million and other indebtedness of $5.0 million. The Company is capitalized with equity of $37.3 million. Under the Credit Facility, the Company has the ability to borrow an additional $36.5 million (net of outstanding revolver borrowings of $21.5 million at June 30, 1997) for working capital, general corporate purposes and acquisitions, subject to certain conditions.

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


Inflation

The Company believes that inflation has not had a material impact on its results of operations for the three and six month periods ended June 30, 1997.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As described in the Company's March 31, 1997 10-Q filing, Payco and its wholly owned subsidiary Payco-General American Credits, Inc. are party to a class-action lawsuit filed in July 1995 by Jimmy Rogers, Lillian H. Rogers, Randy Humphrey, Nancy Humphrey, Carl Christopher, David Clapper and Virginia Clapper, as individuals and as class representatives, in the Circuit Court of Etowah County, Alabama. A hearing regarding the decertification of the class has been scheduled for September 12, 1997. The trial is currently scheduled to begin on November 17, 1997. The Company believes it has meritorious defenses to the complaint and the cross-claim in this suit and believes that the outcome of this litigation will not have a material adverse effect on the operations or the financial condition of the Company.

There have been no further developments in the FTC inquiry at API.

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27.  Financial Data Schedule (Unaudited)

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three month period ended June 30, 1997,

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.


                              OUTSOURCING SOLUTIONS INC.
                                    (Registrant)



Date:  August 11, 1997        /s/ JAMES F. WHALEN
                              James F. Whalen
                              Executive Vice President and
                                Chief Financial Officer
                              [Principal Financial and Chief
                                Accounting Officer]


                              /s/ TIMOTHY G. BEFFA
                              Timothy G. Beffa
                              President and Chief Executive
                                Officer