Form 10-Q
period 1997-09-30
OUTSOURCING SOLUTIONS INC; PAYCO AMERICAN CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; ALASKA FINANCIAL SERVICES INC; ACCOUNT PORTFOLIOS INC; ACCOUNT PORTFOLIOS LP; PERIMETER CREDIT LP; GULF STATE CREDIT LP
filed 1997-11-14
CIK 1027574, 76741, 1029300, 1029301, 1029303, 1029305, 1029307, 1029308, 1029309, 1029310

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20429
                                    FORM 10-Q
   (Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1997

   OR

   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________ to _____________

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
   Yes X      No

   As of September 30, 1997, the following shares of the Registrant's common stock were issued and outstanding:

   Voting common stock                                    3,425,126.01
     Class A convertible nonvoting
       common stock                                         391,740.58
     Class B convertible nonvoting
       common stock                                         400,000.00
     Class C convertible nonvoting
       common stock                                       1,040,000.00
                                                          5,256,866.59
   Transitional Small Disclosure _______(check one):  Yes  [ ]    No[X]

                            OUTSOURCING SOLUTIONS INC.
                                 AND SUBSIDIARIES



                                      INDEX


     Part I. -    Financial Information
        Item 1.   -   Financial Statements

                      Consolidated Balance Sheets
                      September 30, 1997 (unaudited) and December 31, 1996. . . . . . . . . . . .. . . . . . . 3

                      Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996 (unaudited). . . . . . . . . . . . . . . 4


                      Consolidated Statements of Cash Flows for the nine
                      month periods ended September 30, 1997 and 1996 (unaudited). . . . . . . . . . . . . . . 5


                      Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . 6


        Item 2.   -   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


     Part II.     -       Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12



                 OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                                        1997                1996

     ASSETS


     CURRENT ASSETS:
       Cash and cash equivalents                                                                       $ 8,883      $     14,497
       Cash and cash equivalents held for clients                                                       19,241            20,255
       Current portion of purchased loans and accounts receivable portfolios                            47,913            42,481
       Accounts receivable - trade, net of allowance for doubtful
         receivables of $850 and $879, respectively                                                     22,939            20,738
       Deferred income taxes                                                                             8,196             2,617
       Other current assets                                                                              4,156             3,736
             Total current assets                                                                      111,328           104,324

     PURCHASED LOANS AND ACCOUNTS RECEIVABLE  PORTFOLIOS                                                23,868            25,519

     PROPERTY AND EQUIPMENT - Net                                                                       27,300            36,168

     GOODWILL - Less accumulated amortization of $7,095 and $2,986, respectively                       170,364           152,707

     OTHER INTANGIBLE ASSETS - Less accumulated amortization of $29,911 and $12,751, respectively        3,603            20,763

     DEFERRED FINANCING COSTS - Less accumulated amortization of $1,463 and $337, respectively          11,761            12,563

     DEFERRED INCOME TAXES                                                                              10,010             3,163

     TOTAL                                                                                          $  358,234          $355,207

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable - trade                                                                     $    4,233            $6,495
       Collections due to clients                                                                       19,241            20,255
       Accrued severence and office closing costs                                                        9,855            11,938
       Accrued compensation                                                                              8,735             9,574
       Other current liabilities                                                                         1,200             4,289
       Accrued expenses                                                                                 16,523             3,378
       Current portion of long-term debt                                                                13,194            10,032
                Total current liabilities                                                               72,981            65,961

     LONG-TERM DEBT                                                                                    254,027           237,584

     OTHER LONG-TERM LIABILITIES                                                                            50                64

     STOCKHOLDERS' EQUITY:
       8% nonvoting cumulative redeemable exchangeable preferred stock; authorized 1,000,000 shares,
         935,886.85 and 865,280.01 shares, respectively, issued and outstanding, at liquidation value
         of $12.50 per share                                                                            11,699            10,816
       Voting common stock; $.01 par value; authorized 7,500,000 shares and 3,425,126.01
         shares, issued and outstanding                                                                     35                35
       Class A convertible nonvoting common stock; $.01 par value; authorized 7,500,000 shares,
         391,740.58 shares issued and outstanding                                                            4                 4

       Class B convertible nonvoting common stock; $.01 par value; authorized 500,000 shares,
         400,000 shares issued and outstanding                                                               4                 4
       Class C convertible nonvoting common stock; $.01 par value; authorized 1,500,000 shares,
         1,040,000 shares issued and outstanding                                                            10                10
       Additional paid-in capital                                                                       65,658            65,658
       Accumulated deficit                                                                            (46,234)          (24,929)
             Total stockholders' equity                                                                 31,176            51,598

     TOTAL                                                                                          $  358,234       $   355,207




   See notes to the unaudited consolidated financial statements.

                 OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS)


                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                             1997           1996           1997           1996

                 REVENUES                                                    $  67,537    $  21,017       $  197,663   $  60,443

                 EXPENSES:
                   Salaries and benefits                                        32,218         8,896          97,018       23,060
                   Service fees and other operating and
                     administrative expenses                                    16,314         6,063          49,882       17,000
                   Amortization of loans and accounts
                     receivable purchased                                       13,138          7,868         31,174       20,586
                   Amortization of goodwill and other intangibles                5,293          3,028         21,269       6,046
                   Depreciation expense                                          2,558           320           7,615          876

                            Total expenses                                      69,521         26,175        206,958       67,568


                 OPERATING LOSS                                                (1,984)        (5,158)        (9,295)       (7,125)

                 INTEREST EXPENSE - Net                                          7,153          1,864         20,950        5,645

                 LOSS BEFORE INCOME TAXES                                      (9,137)        (7,022)       (30,245)     (12,770)

                 INCOME TAX BENEFIT                                            (2,797)        (1,892)        (9,626)       (4,424)

                 NET LOSS                                                      (6,340)        (5,130)       (20,619)       (8,346)

                 PREFERRED STOCK DIVIDEND
                   REQUIREMENTS                                                    266            200            686           613

                 NET LOSS TO COMMON STOCKHOLDERS                            $  (6,606)     $  (5,330)    $  (21,305)    $  (8,959)


                                           See notes to the unaudited consolidated financial statements.


                OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                (IN THOUSANDS)

                                                                                                             NINE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                             1997          1996

                OPERATING ACTIVITIES:
                  Net loss                                                                                   $(20,619)  $(8,346)
                  Adjustments to reconcile net loss to net cash
                    provided by operating activities:
                    Depreciation and amortization                                                               28,884         6,922
                    Amortization of loans and accounts receivable purchased                                     31,174        20,586
                    Deferred taxes                                                                             (9,626)       (4,444)
                    Change in assets and liabilities:
                      Accounts receivable - trade                                                              (2,201)          (14)
                      Other current assets                                                                       (420)           -
                      Accounts payable, accrued expenses, and other current liabilities                       (10,773)         (120)
                          Net cash provided by operating activities                                             16,419        14,584

                INVESTING ACTIVITIES:
                  Payments for acquisitions - net of cash acquired                                                   -      (35,096)
                  Payment of prior acquisition costs                                                           (1,200)       (1,125)
                  Loans and accounts receivable purchased                                                     (34,955)       (8,299)
                  Acquisition of property and equipment                                                        (5,729)       (1,902)
                          Net cash used in investing activities                                               (41,884)      (46,422)
                FINANCING ACTIVITIES:
                  Proceeds from term loans                                                                           -        95,000
                  Repayments of term loans and capital lease obligations                                       (7,225)      (43,202)
                  Net proceeds from revolving credit facilities                                                 27,400         5,210
                  Repayment of notes payable to stockholders                                                         -      (35,012)
                  Other financing costs                                                                          (324)       (1,965)
                  Proceeds from issuance of stock                                                                    -        14,975
                          Net cash provided by financing activities                                             19,851        35,006
                NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (5,614)         3,168

                CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  14,497         1,469
                CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $   8,883     $   4,637


                                      See notes to the unaudited consolidated financial statements.

   OUTSOURCING SOLUTIONS INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For purposes of comparability, certain prior year's amounts have been reclassified to conform with the current year presentation. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1996.

   NOTE 2 - ORGANIZATION

   Pursuant to an Agreement and Plan of Merger, dated as of August 13, 1996 the Company acquired Payco American Corp (Payco) on November 6, 1996 in a merger transaction for an aggregate cash consideration of approximately $150.2 million. The assets and liabilities of Payco were recorded at their estimated fair market value and an amount equal to the excess of the purchase price over the fair value of assumed liabilities was allocated to property and equipment, identifiable tangible and intangible assets and goodwill. Goodwill is being amortized over 30 years. During the third quarter the Company finalized the purchase price allocation related to the acquisition of Payco. Based upon the final purchase price allocation, adjustments were made in the third quarter to: reduce the recorded value of fixed assets by $7.0 million, increase the liability for certain pre-acquisition contingencies and planned exit costs incurred in conjunction with the acquisition by $16.4 million, increase the deferred tax asset created as a result of this adjustment by $2.8 million, and to record the resulting increase in goodwill of $20.6 million. A summary of the cash and non-cash components of the Payco acquisition after consideration of the aforementioned adjustments is as follows:

   Fair value of assets acquired, including
   goodwill and transaction costs           $ 228,222

   Liabilities assumed                       (73,423)

   Cash purchase price                        154,799

   Acquired cash                              (5,711)

   Total cash paid, net of acquired cash     $149,088



   NOTE 3 - PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS AND
   AMORTIZATION

   During the three and nine month periods ended September 30, 1997 the Company purchased $10.0 million and $35.0 million of loans and accounts receivable portfolios, respectively. The costs of purchased portfolios are generally amortized on an individual portfolio basis based on the ratio of current collections to current and anticipated future collections for that portfolio. Such portfolio cost is generally amortized over a three year period from the date of purchase based upon amounts collected. In addition, as a result of having over two years of collection experience and data pertaining to certain purchased portfolios acquired in conjunction with the acquisition of Account Portfolios, L.P. in September 1995, the Company has commenced an in-depth analysis and evaluation of these portfolios. This in-depth analysis of the purchased portfolios acquired in September 1995 will include an evaluation of the achieved portfolio amortization rates, historical and projected future costs to collect, as well as, projected future collection levels including estimated terminal values, if any. The Company expects to complete this in-depth evaluation in the fourth quarter of fiscal 1997 and will determine the need to record additional amortization of these purchased portfolios, if any.


   NOTE 4 - LIABILITIES RECOGNIZED IN CONJUNCTION WITH THE PAYCO ACQUISITION

   At September 30, 1997 the company had a remaining liability provision in the amount of $13,599 related to certain planned exit, employee termination and relocation costs related to the integration of the Payco acquisition, of which $9,755 is included in "Accrued severance and office closing costs" and $5,944 is included in "Accrued expenses" in the accompanying consolidated balance sheet.

   Amounts funded related to liabilities provided related to the acquisition of Payco were $2,842 for the quarter ended September 30, 1997. Of this amount, $2,310 was for planned exit costs, $402 was for severance payments and $130 was for relocation costs. Amounts funded to these liabilities were $7,263 for the nine months ended September 30, 1997, of which $3,200 was for planned exit costs, $3,033 was for severance payments, and $1,030 was for relocation costs.


   NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

   Cash payments for interest during the periods ended September 30, 1997 and 1996 were $12,146 and $5,103, respectively.

   During the nine months ended September 30, 1997 and 1996, the Company issued 70,606.84 shares and 65,280 shares of preferred stock, respectively, in satisfaction of preferred stock dividends of $883 and $816, respectively.

   During July 1997, a working capital adjustment resulting from the acquisition of A. M. Miller & Associates in January 1996 was agreed to with the seller which resulted in a reduction to the seller note (retroactively effective June 30, 1997) in the amount of $571. As a result of this adjustment, a reduction to goodwill in the amount of $221 was recorded.


   NOTE 6 - SUBSEQUENT EVENTS

   On October 8, 1997 the Company entered into an amended bank credit facility ("Amended Credit Facility") which amended and restated the bank credit facility ("Credit Facility") entered into in November 1996. The Amended Credit Facility allows for two borrowings up to an additional aggregate amount of $55,000 of Tranche B Term Loans to be used for specific potential acquisitions. The unfunded Tranche B Term Loan Commitment expires immediately on November 10, 1997 if the acquisitions are not made on or before that date. The maturity dates and interest rates under the Amended Credit Facility remain unchanged from the Credit Facility, however scheduled principal payments of Tranche B Term Loans increase effective

   October 15, 1997 in the event additional borrowings are made to fund acquisitions.

   On October 9, 1997, the Company acquired North Shore Agency, Inc. (NSA) for cash of $19,500 (before transaction costs of approximately $1,600). The acquisition was funded with $22,000 of additional Tranche B Term Loans provided under the Amended Credit Facility described above. The acquisition will be accounted for as a purchase with the costs of the acquisition to be allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

   On November 10, 1997, the Company acquired Accelerated Bureau of Collections (ABC) for cash of $32,000 (before transaction costs of approximately $1,160). The acquisition was funded with $33,000 of additional Tranche B Term Loans provided under the Amended Credit Facility described above. The acquisition will be accounted for as a purchase with the costs of the acquisition to be allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

   Revenues for the three months ended September 30, 1997 were $67.5 million, compared to $21.0 million in the comparable period for 1996. Revenues from contingent fee services were $48.5 million for the three months ended September 30, 1997 compared to $8.7 million in the comparable period in 1996. The increase in contingent fee revenues was a result of the acquisition of Payco in November 1996. Revenues generated from the collection of purchased loans and accounts receivable portfolios (purchased portfolios) increased to $19.0 million for the three months ended September 30, 1997 compared to $12.3 million for the comparable period in 1996. The increase in collections from purchased portfolios resulted from both an increase in purchased portfolio levels and related collection effort as well as from the Payco acquisition. Revenues from outsourcing services increased to $16.8 million for the three months ended September 30, 1997 compared to $0 in the comparable period in 1996. The increase was due to the acquisition of Payco.

   Operating Expenses for the three months ended September 30, 1997 were $69.5 million compared to $26.2 million for the comparable period in 1996, an increase of $43.3 million. Operating expenses, exclusive of amortization and depreciation charges, were $48.5 million for the three months ended September 30, 1997 and $15.0 million for the comparable period in 1996. Operating expenses increased primarily as a result of the Payco acquisition. Of the $69.5 million in expenses for the three months ended September 30, 1997, $13.1 million was attributable to amortization of the purchase price of purchased portfolios (compared to $7.9 million in 1996), $3.5 million was attributable to amortization of account inventory (compared to $2.5 million in 1996), $1.8 million was attributable to amortization of goodwill associated with the acquisitions of Account Portfolios, L.P. (API), A.M. Miller & Associates, Inc. (Miller), Continental Credit Services, Inc. (Continental) and Payco (compared to $0.5 million in 1996) and $2.6 million was attributable to depreciation (compared to $0.3 million in 1996). The increase in amortization and depreciation expense was the result of additional goodwill and step-up in basis of fixed assets recorded in connection with the Payco acquisition.

   Operating Loss for the three months ended September 30, 1997 was $2.0 million compared to $5.2 million for the comparable period in 1996. The reduction in the operating loss was a result of increased revenues attributable to the acquisition of Payco partially offset by increased salaries and benefits, outside service fees and increased amortization related to the step-up in basis of purchased portfolios, goodwill and account inventory related to Payco.

   Operating earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the three months ended September 30, 1997 was $19.0 million compared to $6.1 million for the comparable period in 1996. The increase of $12.9 million in EBITDA reflects additional revenues associated with the acquisition of Payco and additional portfolios at API.

   Interest Expense, net for the three months ended September 30, 1997 was $7.2 million compared to $1.9 million for the comparable period in 1996. The increase was primarily due to higher debt levels to finance the acquisition of Payco and to finance additional purchased portfolio purchases.

   Net Loss for the three months ended September 30, 1997 was $6.3 million compared to $5.1 million for the comparable period in 1996. The increase in net loss resulted primarily from increased amortization expense from the step-up in basis of acquired portfolios, goodwill and account inventory recorded in connection with the acquisition of Payco and the increase in interest expense related to the indebtedness incurred to finance the Payco acquisition and purchased portfolio purchases.


   Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

   Revenues for the nine months ended September 30, 1997 were $197.7 million, compared to $60.4 million in the comparable period for 1996. Revenues from contingent fee services were $145.5 million for the nine months ended September 30, 1997 compared to $27.9 million in the comparable period in 1996. The increase in contingent fee revenues was a result of the acquisition of Payco in November 1996. Revenues generated from the collection of purchased portfolios increased to $52.1 million for the nine months ended September 30, 1997 compared to $34.6 million for the comparable period in 1996. The increase in collections from purchased portfolios resulted from both an increase in purchased portfolio levels and related collection effort as well as from the Payco acquisition. Revenues from outsourcing services increased to $48.3 million for the nine months ended September 30, 1997 compared to $0 in the comparable period in 1996. The increase was due to the acquisition of Payco.

   Operating Expenses for the nine months ended September 30, 1997 were $207.0 million compared to $67.6 million for the comparable period in 1996, an increase of $139.4 million. Operating expenses, exclusive of amortization and depreciation charges, were $146.9 million for the nine months ended September 30, 1997 and $40.1 million for the comparable period in 1996. Operating expenses increased as a result of the Payco acquisition in addition to the use of outside collection agencies to service purchased portfolios. Of the $207.0 million in expenses for the nine months ended September 30, 1997, $31.2 million was attributable to amortization of the purchase price of purchased portfolios(compared to $20.6 million in 1996), $15.5 million was attributable to amortization of account inventory (compared to $4.4 million in 1996), $5.8 million was attributable to amortization of goodwill associated with the acquisitions of API, Miller, Continental and Payco (compared to $1.6 million in 1996) and $7.6 million was attributable to depreciation (compared to $0.9 million in 1996). The increase in amortization and depreciation expense was the result of additional goodwill and step-up in basis of fixed assets recorded in connection with the Payco acquisition.

   Operating Loss for the nine months ended September 30, 1997 was $9.3 million compared to $7.1 million for the comparable period in 1996. The operating loss was a result of increased amortization related to the step-up in basis of purchased portfolios, goodwill and account inventory related to the acquisition of Payco.

   Operating earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 1997 was $50.8 million compared to $20.4 million for the comparable period in 1996. The increase of $30.4 million in EBITDA reflects additional revenues associated with the acquisition of Payco and additional portfolios at API, partially offset by the costs associated with the use of outside collection agencies to service purchased portfolios.

   Interest Expense, net for the nine months ended September 30, 1997 was $21.0 million compared to $5.6 million for the comparable period in 1996. The increase was primarily due to higher debt levels to finance the acquisition of Payco and to finance additional purchased portfolio purchases.

   Net Loss for the nine months ended September 30, 1997 was $20.6 million compared to $8.3 million for the comparable period in 1996. The increase in net loss resulted primarily from increased amortization expense from the step-up in basis of acquired portfolios, goodwill and account inventory recorded in connection with the acquisition of Payco and the increase in interest expense related to the indebtedness incurred to finance the Payco acquisition and purchased portfolio purchases.


   Financial Condition

   September 30, 1997 Compared to December 31, 1996

   Cash and Cash Equivalents decreased from $14.5 million at December 31, 1996 to $8.9 million at September 30, 1997 principally due to the use of $41.9 million for investing activities primarily for the purchase of portfolios, offset by cash provided by operations and financing activities of $16.6 million and $19.7 million, respectively. The Company also held $19.2 million of cash for clients in restricted accounts at September 30, 1997.

   Purchased Loans and Accounts Receivable Portfolios increased from $68.0 million at December 31, 1996 to $71.8 million at September 30, 1997 due to new portfolio purchases of $35.0 million during the nine month period which were partially offset by amortization of purchased portfolios of $31.2 million. The amount of purchased loans and accounts receivable portfolios which were considered collectible within one year increased from $42.5 million at December 31, 1996 to $47.9 million at September 30, 1997 mainly due to the timing of cash collections based on the relative age and length of ownership of the portfolios.

   The purchased loans and accounts receivable portfolios consist primarily of consumer loans and credit card receivables, commercial loans, student loan receivables and health club receivables. Consumer loans purchased primarily consist of unsecured term debt. A summary of purchased loans and accounts receivable portfolios at December 31, 1996 and September 30, 1997 by type of receivable is shown below:



                                                       December 31, 1996                           September 30, 1997
                                          Original Gross                                Original Gross
                                          Principal Value     Current      Long-term    Principal Value     Current   Long-term
                                           (in millions)          (in thousands)         (in millions)          (in thousands)
     Consumer loans . . . . . .                 $1,770      $  7,445        $  4,592         $2,051        $11,419         $3,803
     Student loans . . . . . . . .                 322         7,456           4,699            322          7,462              -
     Credit cards . . . . . . . . .                101         2,359           1,453            470          7,073          9,451
     Health clubs . . . . . . . . .                954        23,364          13,865          1,271         19,416          8,489
     Commercial . . . . . . . . .                   41         1,857             910             17          2,543          2,125
                                                $3,188       $42,481         $25,519         $4,131        $47,913        $23,868



   Most of the portfolio purchases involve tertiary paper (i.e. accounts more than 360 days past due which have been previously placed with a contingent fee servicer) with the exception of portfolios purchased under forward flow agreements under which the Company agrees to purchase charged off credit card and health club receivables on a monthly basis as they become due.

   Deferred Taxes increased from an asset of $5.8 million at December 31, 1996 to an asset of $15.7 million at September 30, 1997. The net deferred tax asset at September 30, 1997 and December 31, 1996 relates principally to net operating loss carryforwards. The realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards in years through 2012. Management has analyzed the potential sources of taxable income available to realize the deferred tax asset. The principal assumptions underlying management's current determination that the asset will be realized and there is no need for a valuation allowance are that the earning history of the acquired operations will continue (no improvement has been assumed). The more significant non-recurring and unusual items reflected in operating results are additional amortization of purchased loans and receivable portfolios resulting from the step up in recorded value to fair value, amortization of account inventory, additional financing costs expensed in connection with the refinancing, and other one time expenses. Currently this level of amortization is not expected to continue beyond fiscal 1998. In addition, the Company during the fourth quarter of fiscal 1997 will be finalizing its operating business plan for fiscal 1998 and beyond including potential acquisitions, if any, and the impact on the Company's operations and capital structure. As a result of this planning process, the Company will continue to assess the realization of the net deferred tax asset as well as the need for a valuation allowance, if any.

   The Long Term Portion of Notes Payable increased from $237.6 million at December 31, 1996 to $254.0 million at September 30, 1997. The increase was primarily due to revolver borrowings of $27.4 million used to finance purchased portfolio acquisitions which was offset by principal payments and reductions of principal of $7.2 million and the increase in the current portion of long-term debt of $3.2 million.

   Stockholders' Equity decreased from $51.6 million at December 31, 1996 to $31.2 million at September 30, 1997 due to the net loss to common stockholders incurred for the nine month period of $21.3 million, partially offset by an increase in preferred stock of $0.9 million.

   Liquidity and Capital Resources

   As of September 30, 1997, the Company had cash and cash equivalents of $8.9 million. The Company derives substantially all of its cash flow from the operations of its subsidiaries. Capital expenditures were $5.7 million for the nine month period ended September 30, 1997. Portfolio purchases were

   $35.0 million for the nine month period ended September 30, 1997. The Company had working capital of $38.5 million at September 30, 1997.

   Of the $5.7 million of capital expenditures for the nine months ended September 30, 1997, $3.9 million represents data processing capital expenditures and $1.8 million was for other capital expenditures, which include telecommunications equipment, leasehold improvements, other computer equipment and office furniture and equipment.

   The Company's debt structure consists of senior debt under the Bank Credit Facility (the Credit Facility) of $139.6 million, indebtedness represented by 11% Senior Subordinated Notes (The Senior Notes) of $100.0 million and other indebtedness of $4.4 million. Under the Credit Facility, the Company has the ability to borrow an additional $30.6 million (net of outstanding revolver borrowings of $27.4 million at September 30, 1997) for working capital, general corporate purposes and acquisitions, subject to certain conditions. See Note 6 to the unaudited consolidated financial statements for a description of the amended bank credit facility effective October 8, 1997 which provides additional financing for the NSA and ABC acquisitions.

   The Senior Notes and the Credit Facility contain financial and operating covenants and restrictions on the ability of the Company to incur indebtedness, make investments and take certain other corporate actions. The debt service requirements associated with the borrowings under the Credit Facility and the Senior Notes significantly impact the Company's liquidity requirements. The Company anticipates that its operating cash flow together with borrowings under the Credit Facility will be sufficient to meet its anticipated future operating expenses and to meet its debt service requirements as they become due. Additionally, future portfolio purchases may require significant financing or investment. However, actual capital requirements may change, particularly as a result of acquisitions the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors including factors beyond the Company's control.


   Inflation

   The Company believes that inflation has not had a material impact on its results of operations for the three and nine month periods ended September 30, 1997.


   PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

   As described in the Company's March 31, 1997 10-Q filing, Payco and its wholly owned subsidiary Payco-General American Credits, Inc. ("Payco") are party to a class action lawsuit filed in July 1996 by Jimmy Rogers, Lillian
   H. Rogers, Randy Humphrey, Nancy Humphrey, Carl Christopher, David Clapper and Virginia Clapper, as individuals and as class representatives, in the Circuit Court of Etowah County, Alabama. On September 16, 1997, the Circuit Court entered an order certifying the case as a class action. Following this certification order, Payco applied to the Alabama Supreme Court for a writ of mandamus to enjoin the case from proceeding as a class action and for an emergency stay of the Circuit Court proceedings. The Alabama Supreme Court granted the emergency stay and ordered a response to the application for a writ of mandamus. Payco subsequently negotiated a settlement with the plaintiff class, and the Alabama Supreme Court lifted the emergency stay for the purpose of allowing the Circuit Court to consider approval of this class settlement. The Circuit Court has preliminarily approved the class settlement and set a hearing on final approval for November 18, 1997. Under the class settlement, Payco agreed in principle to pay an amount in cash to individual class members that submit a claim under procedures described in the settlement papers; to make credit counseling services available to individual class members; and to pay attorneys' fees to class counsel. The amount the Company has agreed to pay is not material to the operations or financial condition of the Company. Transamerica Business Credit Corporation ("TBCC"), however, has opposed the class settlement and moved the Alabama Supreme Court for leave to continue discovery on TBCC's cross-claims against Payco. The Company believes that it has meritorious defenses to the cross-claim in this suit and believes that the outcome of this litigation will not have a material adverse effect on the operations or the financial condition of the Company.

   There have been no further developments in the FTC inquiry at API.


   ITEM 2.   CHANGES IN SECURITIES

             NONE

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             NONE

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             NONE

   ITEM 5.   OTHER INFORMATION

             NONE

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

          2.1 Purchase Agreement dated October 31, 1996 by and among the Company, CFC Services Corp., A.M. Miller & Associates, Inc., Continental Credit Services, Inc., Alaska Financial Services, Inc., Southwest Credit Services, Inc., Account Portfolios, Inc., Account Portfolios G.P., Inc., Account Portfolios, L.P., Perimeter Credit, L.P., Gulf State Credit, L.P. and Goldman Sachs & Co. and Chase Securities Inc. (incorporated by reference to the Company's Registration Statement on Form S-4 as filed on December 5, 1996).

          2.2 Agreement and Plan of Merger dated as of August 13, 1996 by and among the Company, Boxer Acquisition Corp. and Payco American Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          2.3 Purchase Agreement dated as of September 21, 1995 by and among the Company, Account Portfolios, Inc., Account Portfolios G.P., Inc., AP Management, Inc., GSC Management, Inc., Perimeter Credit Management Corporation, Account Portfolios Trust One and Account Portfolios Trust Two (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          2.4 Stock Purchase Agreement dated as of January 10, 1996 by and among the Company, The Continental Alliance, Inc. and Peter C. Rosvall (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          2.5 Stock Purchase Agreement dated as of December 13, 1995 by and among the Company, Outsourcing Solutions
                    Incorporated, A.M. Miller & Associates, Inc. and Alan M. Miller (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          2.6 Purchase and Inducement Agreement dated as of May 17, 1996 by and among the Company, Account Portfolios, Inc., Account Portfolios, L.P., Gulf State Credit, L.P., Perimeter Credit, L.P., MLQ Investors, L.P. and Goldman, Sachs & Co (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          3.1 Certificate of Incorporation of the Company, as amended to date, filed with the Secretary of State of the State of Delaware on September 21, 1995 (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          3.2 By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          4.1 Indenture dated as of November 6, 1996 by and among the Company, the Guarantors and Wilmington Trust Company (the "Indenture") (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          4.2 Specimen Certificate of 11% Senior Subordinated Note due 2006 (included in Exhibit 4.1 hereto) (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          4.3 Specimen Certificate of 11% Series B Subordinated Note due 2006 (the "New Notes") (included in Exhibit 4.1 hereto) (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          4.4 Form of Guarantee of securities issued pursuant to the Indenture (included in Exhibit 4.1 hereto) (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5,
                    1996).

          10.1 Amended and Restated Stockholders Agreement dated as of February 16, 1996 by and among the Company and various stockholders of the Company (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          10.2 Advisory Services Agreement dated September 21, 1995 between the Company and MDC Management Company III, L.P. (incorporated by reference to the Company's Registration

                    Statement on Form S-4 as filed with the Commission on December 5, 1996)

          10.3 Master Services Agreement dated as of October 1, 1992 between Account Portfolios L.P. and HBR Capital, Ltd. (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Commission on December 5, 1996).

          10.4 Amended Credit Agreement dated as of October 8, 1997 by and among the Company, the Lenders listed therein, Goldman Sachs Credit Partners L.P. and the Chase Manhattan Bank, as Co-Administrative Agents, Goldman Sachs Credit Partners L.P. and Chase Securities, Inc., as Arranging Agents and Suntrust Bank, Atlanta as Collateral Agent and Exhibits thereto.

          10.5 Amended Employment Agreement dated as of August 27, 1997 between the Company and Timothy G. Beffa


          27.       Financial Data Schedule (Unaudited)

        (b)       Reports on Form 8-K

          There were no reports on Form 8-K filed for the three month period ended September 30, 1997.

                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.



                                 OUTSOURCING SOLUTIONS INC.
                                     (Registrant)



   Date:  November 14, 1997      /s/   DANIEL J. DOLAN
                                 ---------------------------------------------
                                 Daniel J. Dolan
                                 Executive Vice President
                                    and Chief Financial Officer



                                 /s/   TIMOTHY G. BEFFA
                                 ---------------------------------------------
                                 Timothy G. Beffa
                                 President and Chief Executive Officer