Form 10-K
period 1997-12-31
OUTSOURCING SOLUTIONS INC; PAYCO AMERICAN CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; ALASKA FINANCIAL SERVICES INC; SOUTHWEST CREDIT SERVICES INC; ACCOUNT PORTFOLIOS INC; ACCOUNT PORTFOLIOS LP; PAYCO GENERAL AMERICAN CREDITS INC
filed 1998-03-31
CIK 1027574, 76741, 1029300, 1029301, 1029303, 1029305, 1029306, 1029307, 1029308, 1029315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

 [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                        Commission file Number 333-16867

                           Outsourcing Solutions Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                58-2197161
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)
 390 South Woods Mill Road, Suite 350
        Chesterfield, Missouri                            63017
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class        Name of each exchange on which registered
              None                                 None

Securities registered pursuant to Section (g) of the Act:

                                      None
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 if this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable, as the stock is not publicly traded.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of March 17, 1998, the following shares of the Registrant's common stock were issued and outstanding:

  Voting common stock                                               3,425,126.01
  Class A convertible nonvoting common stock                          391,740.58
  Class B convertible nonvoting common stock                          400,000.00
  Class C convertible nonvoting common stock                        1,040,000.00
                                                                    ------------
                                                                    5,256,866.59
                                                                    ============

DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I

ITEM 1.  BUSINESS

General

Outsourcing Solutions Inc., a Delaware Corporation (the "Company" or "OSI") was formed on September 21, 1995 to build, through a combination of acquisitions and sustained internal growth, one of the leading providers of accounts receivable management services.

In September 1995, OSI initiated this strategy with the acquisition of Atlanta-based Accounts Portfolios, L.P. ("API"), one of the largest purchasers and managers of non-performing accounts receivable portfolios. In January 1996, OSI acquired Continental Credit Services, Inc. ("Continental") and A.M. Miller & Associates ("Miller"), two industry leaders in the contingent fee business. Continental, which is headquartered in Seattle and operates in eight western states, provides contingent fee services to a wide range of end markets, with particular emphasis on public utilities and regional telecommunications. Miller, based in Minneapolis, provides contingent fee services to the student loan and bank credit card end markets.

In November 1996, OSI acquired Payco American Corporation ("Payco") with corporate offices in Brookfield, Wisconsin. Originally founded as a contingent fee service company, Payco has diversified into other outsourcing services such as student loan billing, health care accounts receivable billing and management, contract management of accounts receivable and teleservicing. Upon completion of the Payco acquisition, the Company became one of the largest providers of accounts receivable management services in the United States.

In October 1997, OSI acquired North Shore Agency, Inc. ("NSA"), a fee service company headquartered in Long Island, New York. NSA specializes in "letter series" collection services for direct marketers targeted at collecting small balance debts. The majority of NSA's revenues are generated from traditional contingent collections utilizing letters with the remaining revenues derived from fixed fee letter services.

In November 1997, OSI acquired Accelerated Bureau of Collections, Inc. ("ABC"). ABC is a Denver-based national fee service company. ABC specializes in credit card collections and derives approximately 25% of its revenues from early-out programs with the remaining 75% of revenues derived from standard contingent fee collections.

In December 1997, the Company entered into a Share Purchase Agreement and Plan of Merger (the "Merger Agreement") with The Union Corporation ("Union") pursuant to which Union will become a wholly-owned subsidiary of the Company. The Company expects to complete the transaction by April 1998.

Industry

As a result of the rapid growth of outstanding consumer credit and the corresponding increase in delinquencies, credit grantors have increasingly looked to third party service providers in managing the accounts receivable process. In addition, rapid consolidation in the largest credit granting industries, including banking, health care, telecommunications and utilities, has forced companies to focus on core business activities and to outsource ancillary functions, including some or all aspects of the accounts receivable management process. Contingent fee companies dominate the accounts receivable management industry, with the American Collectors Association estimating that in 1996 there were approximately 6,000 contingent fee agencies. The industry is currently characterized by a high degree of fragmentation with a corresponding trend in recent years toward consolidation. Over the past twenty years the number of contingent fee providers has decreased by approximately twenty percent and, between 1992 and 1995, the ten largest contingent fee providers increased their market share from 15% to over 42%.

The accounts receivable management industry has undergone rapid growth over the past fifteen years. According to the industry research firm of M. Kaulkin & Associates, account placements to servicers increased at a compounded annual growth rate of 13.1% from 1980 to 1994 and are projected to continue to grow at 8.5% from 1994 to 2000. New placements in 1994, the last year for which data is available, totaled $84.2 billion and are expected to grow to $137 billion in 2000. According to the Nilson Report, a leading expert in payment systems, the total amount of revenues generated by all contingent fee companies was approximately $5.0 billion in 1995. Two significant trends in the consumer credit industry are primarily responsible for this industry growth. First, consumer debt (a leading indicator of current and future business for accounts receivable management companies) has increased dramatically in recent years. Between 1990 and 1995, total consumer debt increased 37% from $3.6 trillion to almost $5.0 trillion. Second, in an effort to focus on core business activities and to take advantage of the economies of scale, better performance and lower cost structure offered by accounts receivable management companies, many credit grantors have chosen to outsource some or all aspects of the accounts receivable management process.

The customer base for the accounts receivable management industry is dominated by credit issuers in four end-markets: banks/bankcard, health care, utilities and telecommunications. According to the American Collectors Association, these four industries accounted for $66.7 billion in account placements in 1994, or nearly 80% of the total placement volume. Other significant sources of account placements for the industry include retail, student loan agencies and oil companies. The Company believes that the ongoing consolidation in the banking, utilities, telecommunications and health care industries will create larger national customers seeking to place accounts with accounts receivable management companies that have the resources to offer national rather than local and regional coverage.

The accounts receivable management industry is closely regulated by federal laws such as the Fair Debt Collection Practices Act ("FDCPA") and similar state laws.

Contingent fee services are the traditional services provided in the accounts receivable management industry. Creditors typically place non-performing accounts after they have been deemed non-collectible, usually when 90 to 120 days past due. The commission rate is generally based on the collectability of the asset in terms of the costs, which the contingent fee servicer must incur to effect repayment. The earlier the placement (i.e., the less elapsed time between the past due date of the receivable and the date on which the debt is placed with the contingent fee servicer), the higher the probability of recovering the debt, and therefore the lower the cost to collect and the lower the commission rate. Creditors typically assign their charged-off receivables to contingent fee servicers for a six to twelve month cycle, and then reassign the receivables to other servicers as the accounts become further past due. There are three main types of placements in the contingent fee business, each representing a different stage in the cycle of account collection. Primary placements are accounts, typically 120 to 270 days past due, that are being placed with agencies for the first time and usually receive the lowest commission. Secondary placements, accounts 270 to 360 days past due, have already been placed with a contingent fee servicer and usually require a process including obtaining judgments, asset searches, and other more rigorous legal remedies to ensure repayment and, therefore, receive a higher commission. Tertiary placements, accounts usually over 360 days past due, involve legal judgments, and a successful collection receives the highest commission. Customers are increasingly placing accounts with accounts receivable management companies earlier in the collection cycle, often prior to the 120 days past due typical in primary placements, either under a contingent fee or fixed fee arrangement.

While contingent fee servicing remains the most widely used method by creditors in recovering non-performing accounts, portfolio purchasing has increasingly become a popular alternative. Beginning in the 1980's, the Resolution Trust Company and the Federal Deposit Insurance Company, under government mandate to do so, began to sell portfolios of non-performing loans. Spurred on by the success of these organizations in a selling charged-off debt, other creditors likewise began to sell portfolios of non-performing debt. Management estimates the total principal value of purchased portfolios at between $2.5 and $5.5 billion per year, and based on the Company's experience, the annual growth rate of the portfolio purchasing market segment for the period 1990 to 1995 was between 50% and 80%. The largest percentage of purchased portfolios originate from the bank card receivable and retail markets and are typically purchased at a deep discount from the aggregate principal value of the accounts, with an inverse correlation between purchase price and age of the delinquent accounts. Once purchased, traditional collection techniques are employed to obtain payment of non-performing accounts.

Accounts receivable management companies have responded to the increasing need of credit granting companies to outsource other related services as well. Due to the rapid growth in consumer credit, credit grantors need assistance in managing increasingly large and complex call centers and accounts receivable management companies have stepped in to provide a variety of services. These services include, among others, third-party billing services and customer teleservicing. Accounts receivable management companies have found that their traditional experience in managing a large staff in a telephone-based environment provides a solid base for entering into these relatively new and rapidly growing market segments.

The accounts receivable management industry has progressed in technological sophistication over the past several years with the advancement of new technology. Today, leading companies in this industry use proprietary databases, automated predictive dialers, automatic call distributors and computerized skip tracing capabilities to significantly increase the number of quality interactions with debtors. This technological advancement is helping to accelerate industry consolidation and facilitates providing related accounts receivable management outsourcing services. The firms which have the most efficient operating system and can best use credit information typically collect more funds per account dollar and thus are awarded disproportionately more new accounts.

Business Strategy

The Company's market position and breadth of services distinguishes it as one of the leading providers of accounts receivable management services in the United States. The Company's business strategy is to expand this position through the following initiatives:

     FULL SERVICE PROVIDERS/CROSS-SELLING SERVICES TO EXISTING CUSTOMERS. The Company is a full service firm which currently offers its customers a wide array of accounts receivable management options beyond traditional contingent fee services, including letter series and higher margin portfolio purchasing, contract management of accounts receivable, billing and teleservicing. This range of services allows the Company to cross-sell its offerings within its existing customer base, as well as to potential customers in specifically targeted industries.

     EXPANSION OF CUSTOMER BASE. Two of the most important determinants in selecting an accounts receivable management service provider are reputation and experience. As the Company develops expertise and recognition with customers in a particular industry, it markets that expertise to other credit grantors in the industry. In addition, consolidation in the bank, retail, utility, student loan, health care and telecommunications industries has created national customers who are moving part or all of their accounts receivable collection management business to national service providers. With the ability to offer its services in all 50 states and experience in successfully managing a high volume of placements on a national basis, the Company is well positioned to benefit from this consolidation trend. The Company is also focused on increasing its business with government agencies at the federal, state and local levels, many of which have begun to outsource accounts receivable functions for items such as taxes and student loans to private companies.

     LEVERAGING TECHNOLOGY. The Company has invested aggressively in technological innovations to enhance its competitive advantages over smaller competitors. The Company has hardware and proprietary software, including debtor-scoring models and debtor databases, which the Company believes, provides it with a competitive advantage in pricing portfolios and collecting amounts from debtors. In addition, the Company utilizes automated predictive dialers and skip tracing databases in order to allow account representatives to work accounts more efficiently. Through interface with creditor computer systems, the Company can efficiently receive new account placements from customers daily and provide frequent updates to customers on the status of accounts collections. As the Company begins to provide more comprehensive outsourcing services, the Company becomes more integrated with its customers' systems, making switching vendors both costly and inefficient.

     GROWTH THROUGH ACQUISITIONS. The Company has built its position through strategic acquisitions of accounts receivable service providers in each of the markets in which it participates. The Company plans to selectively pursue additional acquisitions which complement its existing services or increase its customer base.

Services

The Company is one of the largest providers of accounts receivable management services in the United States. The Company offers its customers contingent fee services, portfolio purchasing services and related outsourcing services.

     CONTINGENT FEE SERVICES. The Company is one of the largest providers of contingent fee services in the United States. The Company offers a full range of contingent fee services, including early-out programs and letter series, to all consumer credit end-markets. The Company utilizes it sophisticated MIS and vast experience with locating, contacting and effecting payment from delinquent account holders in providing its core contingent fee services. With 53 call centers in 25 states and approximately 4,100 account representatives, the Company has the ability to service large volume of accounts with national coverage. In addition to traditional contingent fee services involving the placement of accounts over 120 days delinquent, creditors have begun to demand services in which accounts are outsourced earlier in the collection cycle. The Company has responded to this trend by developing "early-out" programs, whereby the Company receives placed accounts that are less than 120 days past due and earns a fixed fee per placed account rather than a percentage of realized collections. These programs require a greater degree of technological integration between the Company and it's customers, leading to higher switching costs. The Company primarily services consumer creditors although the Company has a growing presence in the commercial collection business, offering contingent fee services to commercial creditors as well.

     PORTFOLIO PURCHASING SERVICES. The Company offers portfolio purchasing services to a wide range of educational institutions, financial institutions, government agencies and retailers. The Company purchases large and diverse portfolios of non-performing consumer receivables both on an individually negotiated basis as well as through "forward flow" agreements. Most individually negotiated transactions involve tertiary paper (i.e., accounts that are between 180 to 360 days past due). Under forward flow agreements, the Company agrees to purchase charged off receivables on a monthly basis as they become past due. Creditors selling portfolios to the Company realize a number of benefits, including increased predictability of cash flow, reduction in monitoring and administrative expenses and reallocation of assets from non-core business functions to core business functions.

The Company's purchased portfolios consist primarily of consumer loans and credit card receivables, student loan receivables and health club receivables, including portfolios purchased under forward flow agreements. Consumer loans purchased include automobile receivables, mobile home receivables and commercial real estate receivables. The Company's most recent portfolio acquisitions have been primarily purchases pursuant to the Company's health club and bank card forward flow agreements. The Company continues to pursue acquisitions of portfolios in various industries for individually negotiated purchases.

The Company has recently established a sourcing relationship with Sherman Financial Group, L.L.C. ("Sherman"). Sherman's focus is singularly on developing a distressed debt business on behalf of the Company. The Company expects to benefit from Sherman's existing client relationships, industry marketing expertise, pricing technology and negotiating expertise with illiquid products in "one-off" transactions.

     RELATED OUTSOURCING SERVICES. As the volume of consumer credit has expanded across a number of industries, credit grantors have begun demanding a wider range of outsourcing services. In response, the Company has developed a number of other accounts receivable management services. The Company leverages its operational expertise and call and data management technology by offering the following services: (1) contract management, through which the Company performs a range of accounts receivable management services at the customer's location,
(2) student loan billing, whereby the Company provides billing, due diligence and customer service services, (3) health care accounts receivable management, whereby the Company assumes responsibility for managing third-party billing, patient pay resolution, inbound and outbound patient communication services and cash application functions, and (4) teleservicing, whereby the company offers inbound and outbound calling programs to perform sales, customer retention programs, market research and customer service.

Sales and Marketing

The Company has a sales force of approximately 130 sales representatives providing comprehensive geographic coverage of the United States on a local, regional and national basis. The Company also markets its services in Puerto Rico and Mexico. Each of the operating companies maintain its own sales force and have a marketing strategy closely tailored to the credit-granting markets that it serves. The Company's primary sales and marketing objective is to expand its customer base in those customer industries in which it has a particular expertise and to target new customers in high growth end markets. The Company, through its established operating company brand names, emphasizes its industry experience and reputation--two key factors considered by creditors when selecting an accounts receivable service provider. Increasingly, the Company will focus on cross-selling its full range of outsourcing services to its existing customers and will use its product breadth as a key selling point in creating new business. The Company's overall sales and marketing strategies are coordinated by the corporate office Chesterfield, Missouri, which is also responsible for monitoring the sales performance of each of the operating entities.

Customers

The Company's customer base includes a full range of local, regional and national creditors. The company's customers include American Express, Citicorp, Bally's, Time Warner, Discover Card, Ameritech, US West, AT&T, First USA, Columbia House, New Jersey Department of Treasury, and various student loan guaranty agencies (including the California Student Aid Commission, USA Group Guaranty Services Inc. and the Great Lakes Higher Education Corporation). The Company's largest customer accounted for less than 10% of 1997 revenues.

Employees

The company employs approximately 5,000 people, of which 4,100 are account representatives, 130 are sales representative and 770 work in corporate/supervisory and administrative functions. None of the Company's employees are unionized, and the Company believes its relations with employees are satisfactory.

The Company is committed to providing continuous training and performance improvement plans to increase the productivity of its account representatives. Account representatives receive extensive training in a classroom environment for several days on Company procedures, information systems and regulations regarding contact with debtors. The training includes technical topics, such as use of on-line collection systems and skip-tracing techniques and tools, as well as instruction regarding the Company's approach to the collection process and listening, negotiation and problem-solving skills, all of which are essential to efficient and effective collections.

Account representatives are then assigned to work groups for a training period. Initially, the trainees only screen incoming calls. This allows less experienced account representatives to communicate with debtors in a less confrontational environment than may be experienced with outgoing calls. Additionally, the trainees are assigned accounts, which based upon scoring by the Company's information systems, have a higher likelihood of collection. After the training period, the account representatives begin working accounts directly.

Competition

The  accounts   receivable   management   industry  is  highly   fragmented  and
competitive. According to the American Collectors Association, there are approximately 6,000 contingent fee service companies in the United States, with the 15 largest agencies currently receiving 33% of all accounts placed with outside collection agencies. Competition is based largely on recovery rates, industry experience and reputation and service fees. Large volume creditors typically employ more than one accounts receivable management company at one time, and often compare performance rate and rebalance account placements towards higher performing servicers. The largest competitors include Deluxe Corporation, Equifax Corporation, FCA International and G.C. Services.

Governmental Regulatory Matters

Certain of the Company's operations are subject to compliance with the FDCPA and comparable statutes in many states. Under the FDCPA, a third-party collection agency is restricted in the methods it uses to collect consumer debt. For example, a third-party collection agency is limited in communicating with persons other than the consumer about the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, most states and certain municipalities require collection agencies to be licensed with the appropriate authorities before collecting debts from debtors within those jurisdictions. It is the Company's policy to comply with the provisions of the FDCPA, comparable state statues and applicable licensing requirements. The Company has established policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes. All account representatives receive extensive training on these policies and must pass a test on the FDCPA. Each account representative's desk has a list of suggested and prohibited language by the telephone. The agents work in an open environment which allows managers to monitor interaction with debtors, and the system automatically alerts managers of potential problems if calls extend beyond a certain duration.

There have been no further developments in the Federal Trade Commission ("FTC") inquiry at API. The FTC is conducting an informal inquiry to determine if API has violated any provision of the FDCPA. The Company is fully cooperating with the FTC and responding to any and all inquiries. The Company believes that the ultimate resolution of the FTC's inquiry will not have a material adverse effect on the financial position or results of operations of the Company.

Subsequent Event

On January 23, 1998, the Company acquired approximately 77% of the outstanding shares of Union common stock for $31.50 per share. Pursuant to the Merger Agreement, the Company agreed to acquire any of the remaining outstanding shares of Union pursuant to a second-step merger in which holders of such shares will receive $31.50 per share. The Company expects to complete the merger by April 1998. The aggregate purchase price of the common stock will be approximately $192.0 million. The acquisition will be accounted for under the purchase accounting method.

Union was originally a conglomerate involved in businesses ranging from electronic and industrial components to financial services. Today, Union is a leading provider of a range of outsourcing services to both large and small clients. Union provides contingent and fixed fee collection services and other related outsourcing services.

Union  provides fee services  through the following  wholly-owned  subsidiaries:
Allied Bond & Collection Agency, Inc. ("Allied"), Capital Credit Corporation ("Capital Credit"), and Transworld Systems, Inc. ("Transworld"). Allied, headquartered in Trevose, Pennsylvania, provides contingent and fixed fee collection services for large clients across a broad spectrum of industries. Capital Credit, headquartered in Jacksonville, Florida, also provides contingent and fixed fee collection services for large national clients primarily serving the bankcard, telecommunications, travel and entertainment and government sectors. Transworld, headquartered in Rohnert Park, California, is the largest prepaid, fixed fee outsourcer of delinquent account management services. Transworld's clients are primarily small companies with low balance delinquent accounts. Transworld provides clients with a two phase system. Phase I is a fixed fee, computer generated "letter series". Phase II is a traditional contingent fee collection system designed to collect those accounts that are not collected during Phase I. Union provides related outsourcing services through its Interactive Performance, Inc. ("IPI") and High Performance Services, Inc. ("HPSI") subsidiaries. IPI, headquartered in North Charleston, South Carolina, provides a range of credit and receivables management outsourcing services to telecommunications companies primarily in the form of teleservicing. IPI's services include inbound and outbound calling programs for credit authorization, customer service, usage management and receivables management. HPSI, headquartered in Jacksonville, Florida, provides services similar to IPI for clients in the financial services industry.

Environmental Matters

Current operations of OSI and its subsidiaries do not involve activities affecting the environment. However, Union is party to several pending environmental proceedings involving the Environmental Protection Agency ("EPA") and comparable state environmental agencies in Indiana, Maryland, Massachusetts, New Jersey, Ohio, Pennsylvania, South Carolina, and Virginia. All of these matters relate to discontinued operations of former divisions or subsidiaries of Union for which it has potential continuing responsibility. Upon completion of the Union acquisition, OSI will establish reserves that it believes will be adequate for the ultimate settlement of these environmental proceedings.

One group of Union's known environmental proceedings relates to Superfund or other sites where Union's liability arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, Union's involvement is considered to be de minimus (i.e., a volumetric share of approximately 1% or less) and in each of these cases Union is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that Union's projected liability, although potentially joint and several, is consistent with its allocable share of liability. At one "generator" liability site, Union's involvement is potentially more significant because of the volume of waste contributed in past years by a currently inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions which may be required.
Union has recorded what it believes to be a reasonable estimate of its ultimate liability, based on current information, for this site.

The  second  group of  matters  relates to  environmental  issues on  properties currently or formerly owned or operated by a subsidiary or division of Union. These cases generally involve matters for which Union or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has subsequently reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of this Superfund site under a consent order with the EPA and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the EPA, which outline a range of various remedial alternatives for the site. The EPA issued a proposed plan which was subject to public comments. Union's environmental counsel retained several reputable environmental consulting firms to review and evaluate the Reports and proposed plan. The findings of these experts indicated that many of the assumptions, purported facts and conclusions contained in the Reports and proposed plan are significantly flawed. These findings were submitted to the EPA to challenge the perceived need for and the extent of the proposed additional remediation. As previously reported by Union, a better estimate of costs associated with any further remediation to be taken at the site could not be made until a Record of Decision was issued by the EPA. The EPA issued such Record of Decision for this site on February 6, 1998 and, notwithstanding the information contained in the findings submitted by Union, the cost to perform the remediation selected by the EPA for the site is estimated by the EPA to be approximately $17.3 million. Notwithstanding the foregoing and Union's denial of liability because of the prior settlement with the government, the aggregate amounts reserved by Union for this site is $13.8 million, which represents Union's best estimate of the ultimate legal and consulting costs for this site, costs to defend its aforementioned settlement with the government regarding this site, and its portion of the remediation costs that will ultimately be incurred by them, based on current information, if Union's prior settlement with the government is not upheld in court. However, Union may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving Union or an inactive subsidiary are at a state where an assessment of ultimate liability, if any, cannot reasonably be made at this time.

It is Union's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on Union's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, Union has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by Union, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries.


ITEM 2.  PROPERTIES

As of December 31, 1997, the Company and its subsidiaries operated 65 facilities in the U.S., all of which are leased. The Company believes that such facilities are suitable and adequate for its business. The Company's facilities are strategically located across the U.S. to give effective broad geographic coverage for customers.


ITEM 3.  LEGAL PROCEEDINGS

At December 31, 1997, the Company was involved in a number of legal proceedings and claims that were in the normal course of business and routine to the nature of the Company's business. The Company has provided for the estimated uninsured amounts and costs of defense for pending suits and management believes that reserves established for the ultimate settlement of such suits are adequate at December 31, 1997.

Payco and its wholly owned subsidiary Payco-General American Credits, Inc. were party to a class-action lawsuit filed in July 1995 in the Circuit Court of Etowah County, Alabama. The suit alleged that Payco-General American Credits, Inc., which was performing contingent fee services on behalf of co-defendant Transamerica Business Credit Corporation ("Transamerica"), committed violations of the federal FDCPA and Alabama state law. In January 1996, Transamerica filed a cross-claim against Payco-General American Credits, Inc., seeking judgment against Payco-General American Credits, Inc., for any liability, loss cost or expense Transamerica has or will incur. Payco-General American Credits, Inc., has, in turn, filed a similar claim against Transamerica. Payco negotiated a settlement with the plaintiff class, and on November 18, 1997, the Circuit Court approved the class settlement. Under the class settlement, Payco agreed to pay $1.3 million in cash to fund attorneys' fees to class counsel and to make credit counseling services available to individual class members.

The Company believes that it has meritorious defenses to the cross-claim in the Transamerica suit and believes that the outcome of that litigation will not have a material adverse effect on the operations or the financial condition of the Company.

In addition, Union is party to various legal proceedings and claims that were in the normal course of business and routine to the nature of its business. Upon completion of the Union acquisition, OSI will establish reserves that it
believes   will  be  adequate  for  the  ultimate   settlement  of  these  legal
proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

No public market currently exists for the Common Stock.

As of March 17, 1998, there were approximately 21 holders of record of the Common Stock.

The Company has not declared any cash dividends on its Common Stock since the Company's formation in September 1995. The Indenture (the "Indenture"), dated as of November 6, 1996, by and among the Company, the Guarantors (as defined therein) and Wilmington Trust Company, as Trustee, with respect to the 11% Series B Senior Subordinated Notes due 2006 contains restrictions on the Company's ability to declare or pay dividends on its capital stock. Additionally, the Second Amended and Restated Credit Agreement, dated as of January 26, 1998 by and among the Company, the Lenders listed therein, Goldman Sachs Credit Partners L.P. and the Chase Manhattan Bank, as Co-Administrative Agents, Goldman Sachs Credit Partners L.P. and Chase Securities, Inc., as Arranging Agents and SunTrust Bank, Atlanta, as Collateral Agent (the "Credit Agreement") contains certain restrictions on the Company's ability to declare or pay dividends on its capital stock. Both the Indenture and the Credit Agreement prohibit the declaration or payment of any dividends or the making of any distribution by the Company or any subsidiary (other than dividends or distributions payable in stock of the Company under certain circumstances) or a subsidiary and other than dividends or distributions payable to the Company.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data set forth below have been derived from, and are qualified by reference to (i) the audited Consolidated Financial Statements of OSI for the period from September 21, 1995 to December 31, 1995 and the two years ended December 31, 1997 and (ii) the audited consolidated financial statements of API (as predecessor) for the year ended December 31, 1994 and the period January 1, 1995 to September 20, 1995. The audited financial statements of OSI and API referred to above are included elsewhere herein. The selected historical financial data set forth below as of December 31, 1994 and for the year ended December 31, 1993 have been derived from the audited financial statements of API not included herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto of API and OSI included elsewhere herein.




                                                     API (as predecessor)                          OSI (as successor)
                                           -----------------------------------------    --------------------------------------
                                                                                            From
                                                                           From         September 21
                                                                        January 1 to         To
                                           Year Ended December 31,     September 20,    December 31,   Year Ended December 31,
                                           -----------------------     -------------    ------------   -----------------------
                                               1993         1994            1995            1995          1996          1997
Income Statement Data:
Operating revenue (a)....................    $23,696      $39,292          $21,293         $ 8,311      $106,331      $271,683
Salaries and benefits....................      1,596        2,646            4,471           2,079        46,997       133,364
Other operating expenses (b)(c)..........     10,692        8,790            7,343           8,953        80,357       156,738
                                             -------      -------          -------         -------      --------      --------
Operating income (loss)..................     11,408       27,856            9,479          (2,721)      (21,023)      (18,419)
Interest expense, net....................      1,301        2,599              495           1,361        12,131        28,791
Other expense............................         --          166               --              --            --            --
                                             -------      -------          -------         -------      --------      --------
Income (loss) before taxes...............     10,107       25,091            8,894          (4,082)      (33,154)      (47,210)
Provision for income taxes (benefit).....         --           --               --          (1,605)      (11,757)       11,127
                                             -------      -------          -------         -------      --------      --------
Net income (loss) (c)....................    $10,107      $25,091          $ 8,984         $(2,477)     $(21,397)     $(58,337)
                                             =======      =======          =======         =======      ========      ========
Balance Sheet Data (at end of period):
Working capital..........................     $5,622      $16,897           $3,809         $22,438       $38,080       $18,558
Total assets.............................      8,945       22,941           11,272          85,652       355,207       381,690
Total debt...............................      3,544           --               --          36,462       247,616       324,966
Partners' capital/Stockholders equity
     (deficit)...........................      4,582       22,162           10,559          42,448        51,598        (5,478)
Other Financial Data:
Amortization of purchased portfolios (c).     $6,013       $2,667           $2,308          $5,390       $27,317       $52,042 (e)
Other depreciation and amortization......         57          102              167             331        18,281        33,574
Cash capital expenditures................        222          463              574              97         2,606         9,489
Portfolio purchases......................      7,088        6,800            5,502             903        10,373 (f)    46,494
Cash flows provided by (used in):
     Operating activities................      4,759       21,074            5,887           2,902        10,667        32,825
     Investing activities................     (2,222)        (463)           1,259         (31,007)     (200,435)     (119,499)
     Financing activities................     (3,775)     (11,055)         (20,587)         29,574       202,796        75,394
EBITDA (d)...............................     17,478       30,625           11,954           3,000        24,575        67,197
Adjusted EBITDA (d)......................     15,609       18,465           11,954           3,000        25,775        67,197

(a) 1993 and 1994 operating revenues include proceeds on sales of purchased portfolios of $1,869 and $13,325, respectively. The related amortization on the portfolios sold included in other operating expenses was $54 and $1,155, respectively. In addition, transaction costs of $1,165 were incurred in connection with the 1994 sale and are included in other operating expenses.
(b) Other operating expenses include telephone, postage, supplies, occupancy costs, data processing costs, depreciation, amortization and miscellaneous operating expenses.
(c) Effective January 1, 1994, API began amortizing on an individual portfolio basis the cost of purchased receivables based on the ratio of current collections to current anticipated future collections for that portfolio over a maximum period of three years. Prior to 1994, API amortized purchased receivables under the cost recovery method. The change in method was a result of API's improved historical collection experience for similar types of loan portfolios and its ability to estimate expected cash flow. The effect of this change was accounted for prospectively as a change in estimate and reduced amortization expense and increased net income by $962 in 1994.
(d) EBITDA is defined as income from continuing operations before interest, other expense, taxes, depreciation and amortization. Adjusted EBITDA reflects EBITDA as defined above adjusted for proceeds from portfolio sales, net of transaction costs, of $1,869 and $12,160 in 1993 and 1994, respectively, and the non-recurring write-off of acquired technology in process in connection with the Payco acquisition and relocation expenses incurred by Continental of $1,000 and $200, respectively, in the year ended December 31, 1996. EBITDA and Adjusted EBITDA are presented here, as management believes they provide useful information regarding the Company's ability to service and/or incur debt. EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for net income, cash flows from continuing operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as measures of a company's profitability or liquidity.
(e) In the fourth quarter of 1997, the Company completed an in-depth analysis of the carrying value of the purchased portfolios acquired and valued in conjunction with the Company's September 1995 acquisition of API. As a result of this analysis, the Company recorded $10,000 of additional amortization related to these purchased portfolios to reduce their carrying value to their estimated net realizable value. This amount includes the $10,000.
(f) In May 1996, a subsidiary of the Company acquired participation interests in certain loan portfolios, representing the undivided ownership interests in such portfolios which were originally sold pursuant to existing Participation Agreements (the "MLQ Interests") for aggregate consideration of $14,772. This amount excludes the $14,772.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues for the year ended December 31, 1997 were $271.7 million, compared to $106.3 million for the year ended December 31, 1996. Revenues from fee services (including outsourcing) were $203.9 million for the year ended December 31, 1997 compared to $60.8 million in the comparable period in 1996. The increase in fee revenues was a result of the acquisition of Payco in November 1996, the acquisition of NSA in October 1997 and the acquisition of ABC in November 1997. Revenues generated from the collection of purchased portfolios increased to $67.8 million for the year ended December 31, 1997 compared to $45.5 million for the comparable period in 1996. The increase in collections from purchased portfolios results from primarily an increase in purchased portfolio levels and related collection efforts and to a lesser extent from the Payco acquisition.

Operating Expenses for the year ended December 31, 1997 were $290.1 million compared to $127.4 million for the comparable period in 1996, an increase of $162.7 million. Operating expenses, exclusive of amortization and depreciation charges, were $204.5 million for the year ended December 31, 1997 and $80.8 million for the comparable period in 1996. Operating expenses increased as a result of the Payco acquisition as well as the use of outside collection agencies to service a portion of purchased portfolios. Of the $290.1 million in expenses for the year ended December 31, 1997, $52.0 million (including $10.0 million of additional amortization to reduce a portion of purchased portfolios to their estimated fair value - See Note 12 to the Consolidated Financial Statements) was attributable to amortization of the purchase price of purchased portfolios (compared to $27.3 million in 1996), $16.7 million was attributable to amortization of account inventory (compared to $12.3 million in 1996), $8.0 million was attributable to amortization of goodwill associated with the acquisitions of API, Miller, Continental, Payco, NSA and ABC (compared to $3.2 million in 1996) and $8.8 million was attributable to depreciation (compared to $2.8 million in 1996). The increase in amortization and depreciation expense was the result of additional goodwill and step-up in basis of fixed assets recorded in connection with the Payco acquisition.

Operating Loss for the year ended December 31, 1997 was $18.4 million compared to $21.0 million for the comparable period in 1996. The operating loss was a result of increased amortization related to the step-up in basis of purchased portfolios related to the API acquisition, goodwill and account placement inventory related to the acquisition of Payco.

Operating earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 1997 was $67.2 million compared to $24.6 million for the comparable period in 1996. The increase of $42.6 million in EBITDA reflects additional revenues associated with the acquisition of Payco, NSA and ABC and additional portfolios at API, partially offset by the costs associated with the use of outside collection agencies to service purchased portfolios.

Interest Expense, net for the year ended December 31, 1997 was $28.8 million compared to $12.1 million for the comparable period in 1996. The increase was primarily due to increased debt incurred in 1997 to finance the acquisition of Payco, NSA and ABC and to finance additional purchased portfolio purchases.

Net Loss for the year ended December 31, 1997 was $58.3 million compared to $21.4 million for the comparable period in 1996. The increase in net loss was attributable to increased amortization expense from the step-up in basis of acquired portfolios related to the API acquisition, goodwill and account placement inventory recorded in connection with the acquisition of Payco, the increase in interest expense related to the indebtedness incurred to finance the Payco, NSA and ABC acquisitions and portfolio purchases and a provision for income taxes of $11.1 million as a result of the Company recording a net valuation allowance of $32.4 million to reflect management's assessment, based on the weight of the available evidence of current and projected future book taxable income, that there is significant uncertainty that any of the benefits from the net deferred tax assets will be realized.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Revenues for the twelve months ended December 31, 1996 were $106.3 million, compared to $29.6 million in the comparable period for 1995. Revenues from contingent fee services including outsourcing were $51.2 million for the twelve months ended December 31, 1996 compared to $0.0 in the comparable period in 1995. The increase in contingent fee revenues was a result of the acquisitions of Miller, Continental and Payco. OSI is experiencing competitive pressure on prices of contingent fee services. Revenues from purchased portfolios increased to $45.5 million for the twelve months ended December 31, 1996 compared to $29.6 million for the comparable period in 1995. Purchased portfolio revenues increased as a result of additional portfolio purchases, the hiring of additional account representatives at API, facilitating the servicing of a higher volume of accounts, as well as from the acquisition of the MLQ Interests and Payco. Revenues from the outsourcing services increased to $9.5 million for the twelve months ended December 31, 1996 compared to $0.0 in the comparable period in 1995. The increase was due to the acquisition of Payco.

Operating Expenses for the twelve months ended December 31, 1996 were $127.4 million compared to $22.8 million for the comparable period in 1995, an increase of $104.6 million. Cash operating expenses were $81.8 million for the twelve months ended December 31, 1996 and $14.7 million for the comparable period in 1995. Cash expenses increased as a result of the Miller, Continental and Payco acquisitions, the hiring of additional account representatives at API, the opening of an API collection facility in St. Louis, Missouri, one-time costs associated with the relocation of Continental's headquarters, and the addition of corporate overhead of OSI. Of the $127.4 million in expenses for the twelve months ended December 31, 1996, $27.3 million was attributable to amortization of the purchase price of purchased portfolios (compared to $7.7 million in
1995), $12.3 million was attributable to amortization of account inventory (compared to $0.0 in 1995), $2.7 million was attributable to amortization of goodwill associated with the acquisitions of API, Miller, Continental and Payco (compared to $0.3 million in 1995), $0.5 million was attributable to amortization in non-compete agreements (compared to $0.0 in 1995) and $2.8 million was attributable to depreciation (compared to $0.2 million in 1995). The increase in amortization expense was the result of additional goodwill recorded in connection with the Miller, Continental and Payco acquisitions and the step-up in basis of purchased portfolios related to the acquisition of API.

Operating (Loss) Income for the twelve months ended December 31, 1996 was $(21.0) million compared to $6.8 million for the comparable period in 1995. The operating loss was a result of increased amortization related to the step-up in basis of purchased portfolios, goodwill and account inventory related to the acquisitions of Miller, Continental and Payco.

EBITDA for the twelve months ended December 31, 1996 was $24.6 million compared to $15.0 million for the comparable period in 1995. The increase of $9.6 million in EBITDA reflects additional revenues associated with the acquisitions of Miller, Continental, the MLQ Interests and Payco, partially offset by the costs associated with hiring additional account representatives at API.

Interest Expense, net for the twelve months ended December 31, 1996 was $12.1 million compared to $1.9 million for the comparable period in 1995. The increase was primarily due to indebtedness incurred to finance the acquisitions of Miller, Continental, the MLQ Interests and Payco during 1996 and the acquisition of API in September 1995.

Net (Loss) Income for the twelve months ended December 31, 1996 was ($21.4) million compared to $6.5 million for the comparable period in 1995. The decrease in net income results primarily from increased amortization expense from the step-up in the basis of acquired portfolios, goodwill and account inventory recorded in connection with the acquisition of API, Miller, Continental and Payco and the increase in interest due to the indebtedness incurred to finance those acquisitions.

Liquidity and Capital Resources

At December 31, 1997, the Company had cash and cash equivalents of $3.2 million. At year end, the Company had a $58.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of December 31, 1997, the Company had outstanding $31.9 million under the revolving credit facility leaving $26.1 million available under the revolving credit facility.

Cash and Cash Equivalents decreased from $14.5 million at December 31, 1996 to $3.2 million at December 31, 1997 principally due to the use of $119.5 million for investing activities primarily for the acquisition of NSA and ABC and the purchase of portfolios, offset by cash provided by operations and financing activities of $32.8 million and $75.4 million, respectively. The Company also held $20.8 million of cash for clients in restricted trust accounts at December 31, 1997.

Purchased Loans and Accounts Receivable Portfolios decreased from $68.0 million at December 31, 1996 to $62.5 million at December 31, 1997 due to new portfolio purchases of $46.5 million during the year which were partially offset by amortization of purchased portfolios of $52.0 million including $10.0 million of additional amortization as previously mentioned. The amount of purchased loans and accounts receivable portfolios which are projected to be collectible within one year increased slightly from $42.5 million at December 31, 1996 to $42.9 million at December 31, 1997.

The purchased loans and accounts receivable portfolios consist primarily of consumer loans and credit card receivables, commercial loans, student loan receivables and health club receivables. Consumer loans purchased primarily consist of unsecured term debt. A summary of purchased loans and accounts receivable portfolios at December 31, 1997 and December 31, 1996 by type of receivable is shown below:

                                                     December 31, 1997                         December 31, 1996
                                          ---------------------------------------    -------------------------------------
                                          Original Gross                             Original Gross
                                          Principal Value   Current     Long-term    Principal Value   Current   Long-term
                                           (in millions)       (in thousands)         (in millions)       (in thousands)

Consumer loans............................     $2,039         $ 8,978    $ 4,948          $1,770       $ 7,445    $ 4,592
Student loans.............................        322           4,629         --             322         7,456      4,699
Credit cards..............................        509          12,575     10,765             101         2,359      1,453
Health clubs..............................      1,309          15,307      2,248             954        23,364     13,865
Commercial................................         41           1,426      1,576              41         1,857        910
                                               ------         -------    -------          ------       -------    -------
                                               $4,220         $42,915    $19,537          $3,188       $42,481    $25,519
                                               ======         =======    =======          ======       =======    =======

Most of the portfolio purchases involve tertiary paper (i.e., accounts more than 360 days past due which have been previously placed with a contingent fee servicer) with the exception of portfolios purchased under forward flow agreements under which the Company agrees to purchase subject to due diligence charged off credit card and health club receivables on a monthly basis as they become available.

Deferred taxes decreased from an asset of $5.8 million at December 31, 1996 to an asset of $0.4 million at December 31, 1997. The net deferred tax asset at December 31, 1997 and December 31, 1996 relates principally to net operating loss carryforwards. The realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards in years through 2012. During 1997, the Company recorded a net valuation allowance of $32.4 million to reflect management's assessment, based on the weight of the available evidence of current and projected future book taxable income, that there is significant uncertainty that any of the benefits from the net deferred tax assets will be realized. For all federal tax years since the Company's formation in September 1995, the Company has incurred net operating losses. During 1997, the Company has significantly increased its total debt from $247.6 million at December 31, 1996 to $325.0 million at December 31, 1997. This increase in debt primarily resulted from the acquisitions in 1997 of the net assets of NSA and ABC. In addition, on January 26, 1998, the Company incurred significant additional borrowings to finance its acquisition of approximately 77% of the shares of common stock of Union. Since the Company has a history of generating net operating losses and has significantly increased its total interest expense to be incurred, management does not expect the Company to generate taxable income in the foreseeable future sufficient to realize tax benefits from the net operating loss carryforwards or the future reversal of the net deductible temporary differences. The amount of the deferred tax assets considered realizable, however, could be increased in future years if estimates of future taxable income during the carryforward period change.

The Company's debt structure at December 31, 1997 consists of a $219.3 million bank credit facility, $100.0 million 11% Senior Subordinated Notes ("Notes") and other indebtedness of $5.7 million. See Note 14 of the Consolidated Financial Statements of OSI included elsewhere herein for a description of the amended bank credit agreement, effective January 1998, which provides additional financing for the Union acquisition. Currently, the Company has borrowed $187.5 million to acquire approximately 80% of the shares of common stock of Union and plans to borrow an additional $37.5 million to complete the Union acquisition.

The Notes and the bank credit facility contain financial and operating covenants and restrictions on the ability of the Company to incur indebtedness, make investments and take certain other corporate actions. The debt service requirements associated with the borrowings under the facility and the Notes significantly impact the Company's liquidity requirements. The Company anticipates that its operating cash flow together with availability under the bank credit facility will be sufficient to fund its anticipated future operating expense and to meet its debt service requirements as they become due. Additionally, future portfolio purchases may require signifi-cant financing or investment. However, actual capital requirements may change, particularly as a result of acquisitions the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors including factors beyond the Company's control.

Capital expenditures for the year ended December 31, 1997 were $9.5 million. The Company expects to spend approximately $17.0 million on capital expenditures (exclusive of any expenditures in connection with acquisitions) in 1998. Historical expenditures have been, and future expenditures are anticipated to be primarily for replacement and/or upgrading of telecommunications and data processing equipment, leasehold improvements and continued expansion of the
Company's information services systems. Subject to compliance with the provisions of its debt agreements, the Company expects to finance future capital expenditures with cash flow from operations, borrowings and capital leases. The Company will reduce its future capital expenditures to the extent it is unable to fund its capital plan. The Company believes that its facilities will provide sufficient capacity for increased revenues and will not require material additional capital expenditures in the next several years.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the years ended December 31, 1996 and 1997.

Year 2000

The company has numerous computer-based systems and collection applications. The Company has evaluated its systems and applications to determine whether or not those systems were Year 2000 compliant. Based upon its review, the Company has identified those systems which are not compliant and has implemented plans to update those systems. The cost of the effort is currently not expected to be material and will be expensed as incurred over the next two years.

Derivative Financial Instruments

From time to time, the Company may employ derivative financial instruments as of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments for profit or loss.

Forward-Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward-looking statements" as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of risks and uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.

Readers are cautioned not to put undue reliance on such forward-looking statements, each of which speaks only as of the date hereof. Factors and uncertainties that could affect the outcome of such forward-looking statements include, among others, market and industry conditions, increased competition, changes in governmental regulations, general economic conditions, pricing pressures, and the Company's ability to continue its growth and expand successfully into new markets and services. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements and Supplementary Schedule contained in Part IV hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company are elected annually by its shareholders to serve during the ensuing year or until a successor is duly elected and qualified. Executive officers of the Company are duly elected by its Board of Directors to serve until their respective successors are elected and qualified. The following table sets forth certain information with respect to the directors and executive officers of the Company.

       Name                    Age                     Position or Office
       ----                    ---                     ------------------
Jeffrey E. Stiefler            52             Chairman of the Board of Directors
Timothy G. Beffa               47             Director, President and
                                                    Chief Executive Officer
David E. De Leeuw              53             Director
David E. King                  39             Director, Secretary and Treasurer
Tyler T. Zachem                32             Director and Vice President
David G. Hanna                 34             Director
Frank J. Hanna, III            36             Director
Dennis G. Punches              62             Director
Nathan W. Pearson, Jr.         46             Director
Daniel J. Dolan                45             Executive Vice President and
                                                    Chief Financial Officer

JEFFREY E. STIEFLER (52), Chairman of the Board of Directors since January 10, 1996. Previously, Mr. Stiefler was President and Director of American Express Company, where he had previously served in various capacities since 1983, including President and Chief Executive Officer of IDS Financial Services. Prior to joining the Company, Mr. Stiefler held various positions with the Meritor Financial Group, including Chairman of the Meritor Savings Bank Florida and the Meritor Savings Bank Washington D.C., and Citicorp, including Vice President and Regional Business Manager of the New York Banking Division and Senior Vice President and Regional Business Manager of Nationwide Financial Services. Mr. Stiefler currently serves as a director of National Computer Systems and chairman of International Data Response Corporation.

TIMOTHY G. BEFFA (47), President, Chief Executive Officer and Director of Outsourcing Solutions Inc. since August 1996. From August 1995 until August 1996, Mr. Beffa served as President and Chief Operating Officer of DIMAC Corporation ("DIMAC") and DIMAC DIRECT Inc. ("DDI") and as a director of DDI. From 1989 until August 1995, Mr. Beffa served as a Vice President of DIMAC and as Senior Vice President and Chief Financial Officer of DDI. Prior to joining DIMAC, Mr. Beffa was Vice President of Administration and Controller for the International Division of Pet Incorporated, a food and consumer products company, where he previously had been manager of Financial Analysis.

DAVID E. DE LEEUW (53), Director of the Company since September 21, 1995. Mr. De Leeuw is a managing general partner of MDC Management Company III, L.P., which is the general partner of McCown De Leeuw & Co. III, L.P. and McCown De Leeuw & Co. III (Europe), L.P., a managing general partner of MDC Management company IIA, L.P., which is the general partner of McCown De Leeuw & Co. III (Asia), L.P. and a member of Gamma Fund, LLC. Prior to founding McCown De Leeuw & Co. with George E. McCown in 1984, Mr. De Leeuw was Manager of the Leveraged Acquisition Unit and Vice President in the Capital Markets Group at Citibank, N.A. Mr. De Leeuw also worked with W.R. Grace & Co. where he was Assistant Treasurer and manager of Corporate Finance. Mr. De Leeuw began his career as an investment banker with Paine Webber Incorporated. He currently serves as a director of Vans, Inc., AmeriComm Holdings, Inc., Nimbus CD International, Inc., Aurora Foods Inc. and American Residential Inventory Trust.

DAVID E. KING (39), Secretary, Treasurer and Director of the Company since September 21, 1995. Mr. King is a general partner of MDC management Company III, L.P., which is the general partner of McCown De Leeuw & Co. III, L.P., and McCown De Leeuw & Co. Offshore (Europe) III, L.P. a general partner of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co. III (Asia), L.P. and a member of Gamma Fund, LLC. Mr. King has been associated with McCown De Leeuw & Co. since 1990. He currently serves as a director of AmeriComm Holdings, Inc., International Data Response Corporation, Fitness Holdings Inc., RSP Manufacturing Corporation and Sarcom.

TYLER T. ZACHEM (32), Vice President and Director of the Company since September 21, 1995. Mr. Zachem is a principal of MDC Management Company III, which is the general partner of McCown De Leeuw & Co. III; and McCown De Leeuw & Co. III (Europe), L.P., and a principal of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co. III (Asia), L.P. Mr. Zachem has been associated with McCown De Leeuw & Co. since July 1993. Mr. Zachem previously worked as a consultant with McKinsey & Co. and as an investment banker with McDonald & Company. He currently serves as a director of RSP Manufacturing Corporation, The Brown Schools, Inc., Aurora Foods Inc. and Papa Gino's Inc.

DAVID G. HANNA (34), Director of the Company since September 21, 1995. From November 1992 to September 1995, Mr. Hanna served as President of Account Portfolios, L.P. From 1988 to November 1992, Mr. Hanna served as President of the Governmental Division of Nationwide Credit, Inc., administering contracts for government agencies including the Department of Education Student Loans program. David G. Hanna is the brother of Frank J. Hanna, III.

FRANK J. HANNA, III (36), Director of the Company since September 21, 1995. Mr. Hanna founded Account Portfolios, L.P. in July 1990, and served as its Chief Executive Officer until its acquisition by OSI in September 1995. From February 1988 to January 1990, Mr. Hanna served as Group Vice President of Nationwide Credit, Inc., a large accounts receivable management company. Frank J. Hanna III is the brother of David G. Hanna. Mr. Hanna currently serves as a director of Cerulean Companies, Inc.

DENNIS G. PUNCHES (62), Director of the Company since November 1996. From May 1988 to October 1988 and from January 1990 to November 1996, Mr. Punches served as Chairman of the Board of Directors of Payco American Corporation. From October 1988 to January 1990, Mr. Punches served as Co-Chairman of the Board of Directors of Payco American Corporation. From 1969 to January 1990, Mr. Punches served as President and Chief Executive Officer of Payco American Corporation.

NATHAN W. PEARSON, JR. (46), Director of the Company since July 1997. Mr. Pearson is an operating affiliate of McCown De Leeuw & Co. Mr. Pearson has been affiliated with McCown De Leeuw since 1997. Since 1996, Mr. Pearson has been Managing Director of Commonwealth Holdings, a private investment firm. From 1988 to 1995, Mr. Pearson was Executive Vice President and Chief Financial Officer of Broadcasting Partners, L.L.C., a radio broadcasting leveraged buyout organization and since 1995, Mr. Pearson has been a principal of investment and management of Broadcasting Partners, L.L.C. Prior to joining Broadcasting Partners, L.L.C., Mr. Pearson was a management consultant with McKinsey and Company from 1982 to 1988.

DANIEL J. DOLAN (45), Executive Vice President and Chief Financial Officer of the Company since October 1997. Mr. Dolan has 23 years experience in public accounting, the last 11 years as a partner of Ernst & Young LLP.


ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued for by the Company for 1995, 1996 and 1997 on behalf of the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company for the year ended December 31, 1997.

                                                                       Summary Compensation Table

                                            -----------------------------------------------------------------------------
                                                                                           Long Term
                                                                       Other Annual       Compensation         All Other
Name and                     Fiscal         Salary        Bonus        Compensation          Awards          Compensation
Principal Position            Year            ($)          ($)              ($)               (#)                 ($)
------------------           ------         ------        ------       ------------       ------------       ------------
Timothy G. Beffa(1)
President and CEO            1997           320,110      457,500
                             1996           103,846      200,000

Daniel J. Dolan (2)
Executive Vice               1997            56,571      130,000
  President and CFO

Patrick Carroll
Executive Vice               1997           186,875       60,000
   President, Sales          1996           120,000      200,000                                              267,000(4)

Michael Meyer (3)
Vice President, Chief        1997           159,812      142,000
   Information Officer

James F. Whalen (5)
Senior Vice President,       1997           192,044      100,000
  Business Operations        1996            20,533      100,000
  Analysts

(1)  1996 compensation based on an annual salary of $300,000.

(2)  Based on an annual salary of $260,000. Mr. Dolan was hired in October 1997.

(3) Based on an annual salary of $190,000. Mr. Meyer was hired in early March 1997.

(4) Represents value of stock acquired in connection with the acquisition of Payco by the Company.

(5) 1996 compensation based on an annual salary of $200,000. Mr. Whalen resigned effective November 30, 1997.

Employment Agreement

On September 1, 1997, OSI entered into an amendment to the employment agreement with Timothy G. Beffa. Pursuant to the employment agreement, Mr. Beffa serves as Chief Executive Officer of the Company. Mr. Beffa receives an annual salary of $350,000 and received a bonus of $457,500 for fiscal year 1997. In fiscal year 1998, Mr. Beffa is eligible for an annual bonus of up to 150% of his annual base salary. Effective October 9, 1996, Mr. Beffa received options to purchase 131,421.66 shares of common stock of the Company, which options vest upon the satisfaction of certain performance targets and/or the occurrence of certain liquidity events. Effective March 14, 1997, Mr. Beffa received additional options to purchase up to 41,555 shares of common stock of the Company, which also vest upon the satisfaction of certain performance targets and/or the occurrence of certain liquidity events.

On October 16, 1997, OSI entered into an employment agreement with Daniel J. Dolan. Pursuant to the employment agreement, Mr. Dolan serves as Chief Financial Officer of the Company. Mr. Dolan receives an annual salary of $260,000 and received a bonus of $130,000 for fiscal year 1997. Commencing in fiscal year 1998, Mr. Dolan is eligible for an annual bonus of up to 66-2/3% of his annual base salary. Effective December 2, 1997, Mr. Dolan received options to purchase 75,000 shares of common stock of the Company, such options vest upon the satisfaction of certain performance targets and/or the occurrence of certain liquidity events.

Director Compensation

Non-employee directors of OSI receive $2,000 per regularly scheduled meeting of the Board of Directors, $1,000 per special meeting of the Board of Directors and $500 per committee meeting plus, in each case, reimbursement for travel and out-of-pocket expenses incurred in connection with attendance at all such meetings. Except as described below, no director of OSI receives any other compensation from OSI for performance of services as a director of OSI (other than reimbursement for travel and out-of-pocket expenses incurred in connection with attendance at Board of Director meetings). Effective February 16, 1996, Mr. Stiefler received options to purchase 23,044 shares of common stock of the Company, which options vest upon the satisfaction of certain performance targets and/or the occurrence of certain liquidity events.

Option Plans

The Company maintains a 1995 Stock Option and Stock Award Plan (the "Stock Option Plan"). The Stock Option Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the Stock Option Plan, the Compensation Committee may grant or award (a) options to purchase stock of the Company (which may either be incentive stock options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or stock options other than ISOs), (b) stock appreciation rights granted in conjunction with stock options, (c) restricted stock, or (d) bonuses payable in stock, to key salaried employees of the Company, including officers, as well as to consultants of the Company, and non-employee directors.

A total of 750,000 shares of common stock of the Company are reserved for issuance under the Stock Option Plan. As of March 17, 1998, options to purchase up to 568,520.66 shares of the Company's common stock are outstanding under the Stock Option Plan.

As of March 17, 1998, the following table sets forth options held by the current executive officers:
                             # of Options       Exercisable       Unexercisable
                             ------------       -----------       -------------
Timothy G. Beffa              172,976.66          13,142            159,834.66
President and CEO

Daniel J. Dolan                   75,000           7,500                67,500
Executive Vice President
  and CFO

Patrick Carroll                   25,000           2,500                22,500
Executive Vice President,
  Sales

Michael Meyer                     25,000           2,500                22,500
Vice President, Chief
  Information Officer

As of the date of this Report, the potential realizable value of each grant of options is not applicable due to the lack of a public trading market for the Company's common stock.

Committee Report on Executive Compensation

The Compensation Committee currently consists of Mr. David E. DeLeeuw, Mr. David
E. King and Mr. Tyler T. Zachem.

The Compensation Committee recommends compensation arrangements for the Company's executive officers and administers the Company's Stock Option Plan. The Company's compensation program is designed to be competitive with companies similar in structure and business to the Company.

The Company's executive compensation program is structured to help the Company achieve its business objectives by:

o Setting levels of compensation designed to attract and retain superior executives in a highly competitive environment.

o Designing equity-related and other performance-based incentive compensation programs to align the interests of management with the ongoing interests of shareholders; and

o Providing incentive compensation that varies directly with both Company financial performance and individual contributions to that performance.

The Company has used a combination of salary and incentive compensation, including cash bonuses and equity-based incentives to achieve its compensation goals.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The authorized capital stock of the Company consists of (i) 1,000,000 shares of Preferred Stock, no par value (the "Preferred Stock"), of which 935,886.85 shares are issued and outstanding, (ii) 7,500,000 shares of Voting Common Stock, par value $.01 per share (the "Voting Common Stock"), of which 3,477,126.01 are issued and outstanding, (iii) 7,500,000 shares of Class A Non-Voting Common Stock, par value $.01 per share (the "Class A Non-Voting Common Stock"), of which 391,740.58 are issued and outstanding, (iv) 500,000 shares of Class B Non-Voting Stock, par value $.01 per share (the "Class B Non-Voting Common Stock"), of which 400,000 are issued and outstanding, and (v) 1,500,000 shares of Class C Non-Voting Common Stock, par value $.01 per share (the "Class C Non-Voting Common Stock" and together with the Class A Non-Voting Common Stock and the Class B Non-Voting Common Stock, the "Non-Voting Common Stock," and together with the Voting Common Stock, the "Common Stock"), of which 1,040,000 are issued and outstanding. In addition, a total of 46,088.67 shares of Voting Common Stock were issuable upon exercise of warrants held by certain warrant holders, and up to 246,021.20 shares of Voting Common Stock were issuable upon the exercise of certain management options.

Each Holder of Voting Common Stock has one vote for each share of Voting Common Stock held by such holder on all matters to be voted upon by the stockholders of the Company. The holders of Preferred Stock have no voting rights except as expressly provided by law and the holders of Non-Voting Common Stock have no voting rights other than the right to vote as a separate class on certain matters that would adversely the rights of such holders. Each share of Preferred Stock is convertible into one share of Common Stock at the holder's option at any time after September 20, 1996. The Company may, at its sole option, upon written notice to the holders of Preferred Stock, redeem any or all of the shares of Preferred Stock outstanding for $12.50 per share plus cash equal to all accrued and unpaid dividends through the redemption date, whether or not such dividends have been authorized or declared. Each share of Voting Common Stock is convertible into one share of Class A Non-Voting Common Stock at the holder's option, and each share of Class A Non-Voting Common Stock is convertible into one share of Voting Common Stock at the holder's option. Each share of Class B Non-Voting Common Stock and Class C Non-Voting Common Stock is convertible into one share of Voting Common Stock, at the holder's option, upon the occurrence of certain "Conversion Events," as defined in the Company's certificate of incorporation.

The following table sets forth the number and percentage of shares of each class of the Company's capital stock beneficially owned as of December 31, 1997 by (i) each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's equity securities, (ii) each of the Company's directors and nominees, and (iii) all directors and executive officers of the Company as a group.

                                                                                          Amount and
                                                                                          Nature of       Percent
                                                                                          Beneficial         of
Title of Class               Name and Address Beneficial Owner                            Ownership       Class(1)
--------------               ---------------------------------                            ----------      --------
Preferred Stock              McCown De Leeuw & Co. III, L.P.(2)                           623,924.21         66.6%
                             McCown De Leeuw & Co. III
                                 (Europe), L.P.(2)                                        623,924.21         66.6%
                             McCown De Leeuw & Co. III (Asia), L.P.(2)                    623,924.21         66.6%
                             Gamma Fund LLC(2)                                            623,924.21         66.6%
                             Rainbow Trust One(3)                                         155,981.86         16.7%
                             Rainbow Trust Two(4)                                         155,980.78         16.7%
                             David E. De Leeuw(2)                                         623,924.21         66.6%
                             David E. King(2)                                             623,924.21         66.6%
                             Frank J. Hanna, III(3)                                       155,981.86         16.7%
                             David G. Hanna(4)                                            155,980.78         16.7%
                             All directors and officers as a group(2)(3)(4)               935,886.85        100.0%

Voting Common Stock          McCown De Leeuw & Co. III, L.P.(5)                         1,897,793.01         54.6%
                             McCown De Leeuw & Co. Offshore III
                                 (Europe), L.P.(5)                                      1,897,793.01         54.6%
                             McCown De Leeuw & Co. III (Asia), L.P.(5)                  1.897,793.01         54.6%
                             Gamma Fund LLC(5)                                          1,897,793.01         54.6%
                             Rainbow Trust One(3)                                         466,667.00         13.4%
                             Rainbow Trust Two(4)                                         466,666.00         13.4%
                             Peter C. Rosvall                                             383,600.00         11.0%
                             David E. De Leeuw(5)                                       1,897,793.01         54.6%
                             David E. King(5)                                           1,897,793.01         54.6%
                             Frank J. Hanna, III(3)                                       466,667.00         13.4%
                             David G. Hanna(4)                                            466,666.00         13.4%
                             Nathan W. Pearson                                             12,000.00           *
                             All directors and officers as a group(3)(4)(5)             3,238,726.01         92.8%

Class A Non-Voting           McCown De Leeuw & Co. III, L.P.(6)                           391,740.58        100.0%
Common Stock                 David E. De Leeuw(6)                                         391,740.58        100.0%
                             David E. King(6)                                             391,740.58        100.0%
                             All directors and officers as a group(6)                     391,740.58        100.0%

Class B Non-Voting           Chase Equity Associates, L.P.(7)                             400,000.00        100.0%
Common Stock                 All directors and officers as a group                              0.00          0.0%

Class C. Non-Voting          MLQ Investors, L.P.(8)                                       640,000.00         61.5%
Common Stock                 The Clipper Group(9)                                         400,000.00         38.5%
                             All directors and officers as a group                              0.00          0.0%

*  Less than one percent.

(1) The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or direct the disposition of a security). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.
(2) Shares of Preferred Stock are convertible, at the holder's option, into an identical number of shares of Common Stock at anytime after September 20, 1996. Includes 553,732.69 shares owned by McCown De Leeuw & Co. III, L.P., an investment partnership whose general partner is MDC Management Company III, L.P. ("MDC III"), 46,794.35 shares held by McCown De Leeuw & Co. III (Europe), L.P., an investment partnership whose general partner is MDC III, 10,918.75 shares held by McCown De Leeuw & Co. III (Asia), an investment partnership whose general partner is MDC Management Company IIIA, L.P. ("MDC IIIA"),and 12,478.42 shares owned by Gamma Fund LLC, a California limited liability company. The voting members of Gamma Fund LLC are George
     E. McCown, David De Leeuw, David E. King, Robert B. Hellman, Jr., Charles Ayres and Steven Zuckerman, who are also the only general partners of MDC III and MDC IIIA. Dispositive decisions regarding the Preferred Stock are made by Mr. McCown and Mr. De Leeuw, as Managing General Partners of each of MDC III and MDC IIIA, who together have more than the required two-thirds-in-interest vote of the Managing General Partners necessary to effect such decision on behalf of any such entity. Dispositive decisions regarding the Preferred Stock owned by Gamma Fund LLC are made by a vote or consent of a majority in number of voting members of Gamma Fund LLC. Messrs. McCown, De Leeuw, King, Hellman, Ayres and Zuckerman have no direct ownership of any shares of Preferred Stock and disclaim beneficial ownership of any shares of Preferred Stock except to the extent of their proportionate partnership interests or membership interests (in the case of Gamma Fund LLC). The address of all the above-mentioned entities is c/o McCown De Leeuw & Co., 3000 Sand Hill Road, Building 3, Suite 290, Menlo Park, California 94025.
(3) Shares of Preferred Stock are convertible, at the holder's option, into an identical number of shares of Common Stock at any time after September 20, 1996. Frank J. Hanna, III, a director of the Company, is trustee of Rainbow Trust One. The address of Rainbow Trust One is c/o HBR Capital, Two Ravinia Drive, Suite 1750, Atlanta, Georgia 30346.
(4) Shares of Preferred Stock are convertible, at the holder's option, into an identical number of shares of Common Stock at any time after September 20, 1996. David G. Hanna, a director of the Company, is trustee of Rainbow Trust Two. The address of Rainbow Trust Two is c/o HBR Capital, Two Ravinia Drive, Suite 1750, Atlanta, Georgia 30346.
(5) Includes 1,640,220.48 shares owned by McCown De Leeuw & Co. III, L.P., an investment partnership whose general partner is MDC III, 171,715.02 shares held by McCown De Leeuw & Co. III (Europe), L.P., an investment partnership whose general partner is MDC III, 40,066.84 shares held by McCown De Leeuw & Co. III (Asia), L.P., an investment partnership whose general partner is MDC IIIA, and 45,790.67 shares owned by Gamma Fund LLC, a California limited liability company. The voting members of Gamma Fund LLC are George
     E. McCown, David De Leeuw, David E. King, Robert B. Hellman, Jr., Charles Ayres and Steven Zuckerman, who are also the only general partners of MDC III and MDC IIIA. Voting and dispositive decisions regarding the Voting Common Stock are made by Mr. McCown and Mr. De Leeuw, as Managing General Partners of each of MDC III and MDC IIIA, who together have more than the required two-thirds-in-interest vote of the Managing General Partners necessary to effect such decision on behalf of any such entity. Voting and dispositive decisions regarding the Voting Common Stock owned by Gamma Fund LLC are made by a vote or consent of a majority in number of voting members of Gamma Fund LLC. Messrs. McCown, De Leeuw, King, Hellman, Ayres and Zuckerman have no direct ownership of any shares of Voting Common Stock and disclaim beneficial ownership of any shares of Voting Common Stock except to the extent of their proportionate partnership interests or membership interests (in the case of Gamma Fund LLC).
(6) Shares of Class A Non-Voting Common Stock are convertible, at the holder's option, into an identical number of shares of Voting Common Stock at the holder's option. See "Security Ownership". The general partner of McCown De Leeuw & Co. III, L.P. is MDC III. The only general partners of MDC III are George E. McCown, David De Leeuw, David E. King, Robert B. Hellman, Jr., Charles Ayres and Steven Zuckerman. Voting and dispositive decisions regarding the Voting Common Stock are made by Mr. McCown and Mr. De Leeuw, as Managing General Partners of each of MDC III and MDC IIIA, who together have more than the required two-thirds-in-interest vote of the Managing General Partners necessary to effect such decision on behalf of any such entity. Voting and dispositive decisions regarding the Voting Common Stock owned by Gamma Fund LLC are made by a vote or consent of a majority in number of voting members of Gamma Fund LLC. Messrs. McCown, De Leeuw, King, Hellman, Ayres and Zuckerman have no direct ownership of any shares of Class A Non-Voting Common Stock except to the extent of their proportionate partnership. The address of each of the above mentioned entities is c/o McCown De Leeuw & Co., 3000 Sand Hill Road, Build 3, Suite 290, Menlo Park, California 94025.
(7) Shares of Class B Non-Voting Common Stock are convertible, at the holder's option, into an identical number of shares of Voting Common Stock upon the occurrence of certain "Conversion Events," as defined in the Company's certificate of incorporation. See "Security Ownership." The general partner of Chase Equity Associates, L.P., is Chase Capital Partners. The address of each of these entities is c/o Chase Capital Partners, 380 Madison Ave., 12th Floor, New York, New York 10017.
(8) Shares of Class C Non-Voting Common Stock are convertible, at the holder's option, into an identical number of shares of Voting Common Stock upon the occurrence of certain "Conversion Events," as defined in the Company's certificate of incorporation. See "Security Ownership." The general partner of MLQ Investors, L.P. is MLQ, Inc. The address of each of these entities is c/o Goldman Sachs & Co., 85 Broad Street, New York, New York 10004.
(9) Shares of Class C Non-Voting Common Stock are convertible, at the holder's option, into an identical number of shares of Voting Common Stock upon the occurrence of certain "Conversion Events", as defined in the Company's certificate of incorporation. See "Security Ownership." Consists of shares held as follows: Clipper Capital Associates, L.P. ("CCA"), 9,268.50 shares; Clipper/Merchant Partners, L.P., 102,642.16 shares; Clipper Equity Partners I, L.P., 90,168.81 shares; Clipper/Merban, L.P. ("Merban"), 120,225.07 shares; Clipper/European Re, L.P., 60,112.54 shares; and CS First Boston Merchant Investments 1995/96, L.P. ("Merchant"), 17,582.92 shares. CCA is the general partner of all of the Clipper Group partnerships other than Merchant. The general partner of CCA is Clipper Capital Associates, Inc. ("CCI"), and Mr. Robert B. Calhoun, Jr. is the sole stockholder and a director of CCI. Clipper Capital Partners, an affiliate of Mr. Calhoun, has sole investment power with respect to the shares beneficially owned by Merchant. As a result, each of Mr. Calhoun, CCA and CCI is deemed to beneficially own all shares of Class C Non-Voting Common Stock beneficially owned by the Clipper Group (other than Merchant), and Mr. Calhoun is deemed to beneficially own the shares of Class C Non-Voting Common Stock beneficially owned by Merchant. Merchant Capital, Inc. ("Merchant Capital"), an affiliate of CS First Boston Corporation, is the general partner of Merchant and the 99% limited partner of Clipper/Merchant Partners, L.P. CS Holding, an affiliate of CS First Boston Corporation, is the 99% limited partner of Merban. None of Merchant, Merchant Capital, CS First Boston Corporation and CS Holding is an affiliate of Clipper or CCA. The address for Merchant is 11 Madison Avenue, 26th Floor, New York, NY 10010, the address for Clipper/European Re, L.P. and Merban is c/o CITCO, De Ruyterkade, 62, P.O. Box 812, Curacao, Netherlands Antilles, and the address for all other Clipper Group entities is 11 Madison Avenue, 26th Floor, New York, NY 10010.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition Arrangements

OSI invested $5 million for a minority interest in a limited liability corporation ("LLC") formed for the purpose of acquiring an accounts receivable portfolio. The majority interest in the LLC is held by an affiliate of one of the Company's stockholders.

Advisory Services Agreement

On September 21, 1995 the Company entered into an Advisory Services Agreement (the "Advisory Services Agreement") with MDC Management Company III, L.P. ("MDC Management"), an affiliate. Under the Advisory Services Agreement, MDC Management provides consulting, financial, and managerial functions for a $300,000 annual fee. The Advisory Services Agreement expires September 21, 2005 and is renewable annually thereafter, unless terminated by the Company. The Company may terminate the Advisory Services Agreement at any time for cause by written notice to MDC Management authorized by a majority of the directors other than those who are partners, principals or employees of MDC Management or any of its affiliates. The Advisory Services Agreement may be amended by written agreement of MDC Management and the Company. The Company believes that the terms of and fees paid for the professional services rendered are at least as favorable to the Company as those which could be negotiated with a third party.

In 1996 upon closing of the acquisition of Payco, the offering by OSI of the 11% Senior Subordinated Notes and the $200 million credit facility, MDC Management received a one-time fee of $3 million for financial advisory services provided to OSI in connection therewith. In 1998 upon closing of the acquisition of Union, MDC Management received a one-time fee of $2.5 million for financial advisory services provided to OSI in connection therewith.

Certain Interests of Initial Purchasers

Goldman Sachs and its affiliates have certain interests in the Company in addition to being an initial purchaser of the 11% Senior Subordinated Notes.
Goldman Sachs also served as financial advisor to OSI in connection with the acquisitions of Payco and Union and received certain fees and reimbursement of expenses in connection therewith. Moreover, Goldman Sachs acted as co-arranger and Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acts as co-administrative agent and lender in connection with its credit facility and receives certain fees and reimbursement of expenses in connection therewith. MLQ Investors, L.P., an affiliate of Goldman Sachs, owns a non-voting equity interest in the Company.

In addition to acting as an initial purchaser of the 11% Senior Subordinated Notes, Chase Securities Inc. ("Chase Securities") and its affiliates have certain other relationships with the Company. Chase Securities acted as co-arranging agent and The Chase Manhattan Bank, an affiliate of Chase Securities, acts as co-administrative agent and a lender under the credit facility and each receives customary fees and reimbursement of expenses in connection therewith. Additionally, Chase Equity Associates, L.P. an affiliate of Chase Securities, owns a non-voting equity interest in the Company.

Arrangement with Certain Affiliates

Payco leases its corporate headquarters in Brookfield, Wisconsin, its data processing center in New Berlin, Wisconsin and the office space for three of its collection operations from partnerships in which certain officers of Payco are the principal partners. The terms of the leases provided for aggregate annual payments of approximately $1.8 million and $2.2 million for the years ended December 31, 1997 and 1996, respectively. Such lease amounts are subject to an escalation adjustment, not to exceed 5% annually. All operating and maintenance costs associated with these buildings are paid by Payco. The Company believes that the terms of these leases are at least as favorable as could have been obtained in arms-length negotiations with an unaffiliated lessor.

ABC leases its headquarters in Englewood, Colorado from a partnership in which certain officers of ABC are the principal partners. The terms of the lease provided for aggregate annual payments of $336,000. All operating and maintenance costs associated with this building are paid by ABC. The Company believes that the terms of this lease are at least as favorable as could have been obtained in arms-length negotiations with an unaffiliated lessor.

Master Services Agreement

API had entered into a Master Services Agreement (the "Master Services Agreement") with HBR Capital, Ltd. ("HBR"), which is wholly owned by David G. Hanna and Frank J. Hanna, III. Under the Master Services Agreement, HBR provided certain management and investment services to API for a monthly fee of $50,000. The Master Services Agreement expired on October 1, 1997 and was not renewed. The Company believed that in terms of and the fees paid for the professional services rendered were at least as favorable to API as those which could have been negotiated with a third party.

In 1997 upon closing of the acquisitions of NSA and ABC, HBR received a one-time fee of $600,000 for financial advisory services provided to OSI in connection therewith.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

          See index on page 38 for a listing of consolidated financial statements filed with this report.

      2.  Financial Statement Schedule

          See index on page 38 for a listing of consolidated financial statements schedule required to be filed by Item 8 of this Form 10-K.

      3.  Exhibits

Exhibit No.
-----------
*2.1 Agreement and Plan of Merger dated as of August 13, 1996 by and among the Company, Boxer Acquisition Corp. and Payco American Corporation.
*2.2 Purchase Agreement dated as of September 21, 1995 by and among the Company, Account Portfolios, Inc., Account Portfolios G.P., Inc., AP Management, Inc., GSC management, Inc., Perimeter Credit Management Corporation, Account Portfolios Trust One and Account Portfolios Trust Two.
*2.3 Stock Purchase Agreement dated as of January 10, 1996 by and among the Company, The Continental Alliance, Inc. and Peter C. Rosvall.
*2.4 Stock Purchase Agreement dated as of December 13, 1995 by and among the Company, Outsourcing Solutions Inc., A.M. Miller & Associates, Inc. and Alan M. Miller.
*2.5 Purchase and Inducement Agreement dated as of May 17, 1996 by and among the Company, Account Portfolios, Inc., Account Portfolios, L.P., Gulf State Credit, L.P., Perimeter Credit, L.P., MLQ Investors, L.P. and Goldman, Sachs & Co.
2.6 Asset Purchase Agreement dated October 8, 1997 by and among NSA Acquisition Corporation, Outsourcing Solutions Inc., North Shore Agency, Inc., Automated Mailing Services, Inc., Mailguard Security System, Inc., DMM Consultants and Certain Stockholders.
2.7 Asset Purchase Agreement dated November 10, 1997 by and among Outsourcing Solutions Inc., ABC Acquisition Company, Accelerated Bureau of Collections Inc., Accelerated Bureau of Collections of Ohio, Inc., Accelerated Bureau of Collections of Virginia Inc., Accelerated Bureau of Collections of Massachusetts, Inc., Travis J. Justus, and Linda Brown.
2.8 Share Purchase Agreement and Plan of Merger dated as of December 22, 1997 by and among Outsourcing Solutions Inc., Sherman Acquisition Corporation and The Union Corporation.
*3.1 Certificate of Incorporation of the Company, as amended to date, filed with the Secretary of State of the State of Delaware on September 21, 1995.
*3.2      By-laws of the Company
*4.1 Indenture dated as of November 6, 1996 by and among the Company, the Guarantors and Wilmington Trust Company (the "Indenture").
*4.2 Specimen Certificate of 11% Senior Subordinated Note due 2006 (included in Exhibit 4.1 hereto).
*4.3 Specimen Certificate of 11% Series B Senior Subordinated Note due 2006 (the "New Notes") (included in Exhibit 4.1 hereto).
*4.4 Form of Guarantee of securities issued pursuant to the Indenture (included in Exhibit 4.1 hereto).
*10.1 Amended and Restated Stockholders Agreement dated as of February 16, 1996 by and among the Company and various stockholders of the Company.
*10.2 Advisory Services Agreement dated September 21, 1995 between the Company and MDC Management Company III, L.P.
*10.3 Lease Agreement between Payco American Corporation and the Brookfield Investment Company dated July 12, 1979, as amended to the date hereof.
*10.4 Lease Agreement between Payco American Corporation and the Perncom Investment Company dated April 27, 1984, as amended to the date hereof.
*10.5 Lease Agreement between Payco American Corporation and the Westlake Investment Corporation dated June 1, 1984, as amended to the date hereof.
*10.6 Lease Agreement between Payco American Corporation and the Dublin Investment Company dated July 14, 1986, as amended to the date hereof.
*10.7 Lease Agreement between Payco American Corporation and the Hacienda Investment Company dated October 14, 1986, as amended to the date hereof.
**10.8 Amended Employment Agreement dated as of August 27, 1997 between the Company and Timothy G. Beffa.
*10.9 Consulting Agreement dated as of August 13, 1996 between Payco American Corporation and Dennis G. Punches.
10.10 Employment Agreement dated October 16, 1997 between Outsourcing Solutions Inc. and Daniel J. Dolan.
*10.11 9% Non-Negotiable Junior Subordinated Note dated January 10, 1996 issued by the Company to Alan M. Miller.
*10.12    1995 Stock Option and Stock Award Plan of the Company.
10.13     First Amendment to  1995  Stock  Option  and  Stock  Award Plan of the
          Company
*10.14    Form of Non-Qualified Stock Option Award Agreement [A]
*10.15    Form of Non-Qualified Stock Option Award Agreement [B]
 10.16 Lease Agreement dated June 1, 1997 between Justus Realty Limited Partnership and Accelerated Bureau of Collections Inc.
 10.17 Earn-out Agreement dated October 8, 1997 by and among NSA Acquisition Corporation, Outsourcing Solutions Inc., North Shore Agency, Inc., Automated Mailing Services, Inc., Mailguard Security Systems, Inc., and DMM Consultants.
 10.18 Second Amended and Restated Credit Agreement dated as of January 26, 1998 by and among the Company, the Lenders listed therein, Goldman Sachs Credit Partners L.P. and The Chase Manhattan Bank, as Co-Administrative Agents, Goldman Sachs Credit Partners L.P. and Chase Securities, Inc., as Arranging Agents and Suntrust Bank, Atlanta, as Collateral Agent.
21        Subsidiaries of registrant.
27        Financial Data Schedule.

_________________

* Previously filed with OSI's Registration Statement on Form S-4 filed with Securities and Exchange Commission on November 26, 1996.

** Previously filed with OSI's Form 10-Q for the period ended September 30, 1997 with the Securities and Exchange Commission on November 14, 1997.

(b)  Reports on Form 8-K

     During the quarter, the following report on Form 8-K was filed:

          Report on Form 8-K under Item 5 dated December 22, 1997 announcing the Company's tender offer for The Union Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OUTSOURCING SOLUTIONS INC.


                                         /s/Timothy G. Beffa
                                         -------------------
                                         Timothy G. Beffa
                                         President and Chief Executive Officer


                                         /s/Daniel J. Dolan
                                         ------------------
                                         Daniel J. Dolan
                                         Executive Vice President and
                                         Chief Financial Officer

DATE:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                      Title                                      Date
         ---------                                      -----                                      ----
 /s/ Jeffrey E. Stiefler                Chairman of the Board of Directors                   March 30, 1998
------------------------------------
Jeffrey E. Stiefler

 /s/ Timothy G. Beffa                   President and Chief Executive                        March 30, 1998
------------------------------------
Timothy G. Beffa                        Officer, Director

 /s/ David E. De Leeuw                  Director                                             March 23, 1998
------------------------------------
David E. De Leeuw

 /s/ David E. King                      Secretary and Treasurer, Director                    March 30, 1998
------------------------------------
David E. King

 /s/ Tyler T. Zachem                    Vice President and Director                          March 30, 1998
------------------------------------
Tyler T. Zachem

 /s/ David G. Hanna                     Director                                             March 30, 1998
------------------------------------
David G. Hanna

 /s/ Frank J. Hanna, III                Director                                             March 24, 1998
------------------------------------
Frank J. Hanna, III

 /s/ Dennis G. Punches                  Director                                             March 26, 1998
------------------------------------
Dennis G. Punches

 /s/ Nathan W. Pearson, Jr              Director                                             March 23, 1998
------------------------------------
Nathan W. Pearson, Jr.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


                                                                                                           Page
                                                                                                           ----
Consolidated Financial Statements

Outsourcing Solutions Inc. and Subsidiaries
     Independent Auditors' Report.................................................................          F-1
     Consolidated Balance Sheets at December 31, 1997 and 1996....................................          F-2
     Consolidated Statements of Operations for the years ended December 31, 1997
         and 1996 and for the period September 21, 1995 to December 31, 1995......................          F-3
     Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
         December 31, 1997 and 1996 and for the period September 21, 1995 to
         December 31, 1995........................................................................          F-4
     Consolidated Statements of Cash Flows for the years ended December 31, 1997
         and 1996 and for the period September 21, 1995 to December 31, 1995......................          F-5
     Notes to Consolidated Financial Statements...................................................          F-6

Account Portfolios, L.P. and Subsidiaries
     Independent Auditors' Report.................................................................         F-21
     Consolidated Balance Sheets at December 31, 1994 and September 20, 1995......................         F-22
     Consolidated Statements of Operations for the year ended December 31, 1994
         and for the period from January 1, 1995 to September 20, 1995............................         F-23
     Consolidated Statements of Partners' Capital for the year ended December 31,
         1994 and for the period for January 1, 1995 to September 20, 1995........................         F-24
     Consolidated Statements of Cash Flows for the year ended December 31,1994
         and for the period from January 1, 1995 to September 20, 1995............................         F-25
     Notes to Consolidated Financial Statements...................................................         F-26

Consolidated Financial Statement Schedule

Independent Auditors' Report.....................................................................          F-31
Schedule II - Valuation and Qualifying Accounts and Reserves......................................         F-32

INDEPENDENT AUDITORS' REPORT


To the Stockholders of Outsourcing Solutions Inc.:

We have audited the accompanying consolidated balance sheets of Outsourcing Solutions Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997 and for the period from September 21, 1995 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outsourcing Solutions Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 and for the period from September 21, 1995 to December 31, 1995 in conformity with generally accepted accounting principles.





/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP



St. Louis, Missouri
February 13, 1998

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS                                                                                               1997          1996
                                                                                                     ----          ----

CURRENT ASSETS
  Cash and cash equivalents                                                                       $  3,217      $ 14,497
  Cash and cash equivalents held for clients                                                        20,762        20,255
  Current portion of purchased loans and accounts receivable portfolios                             42,915        42,481
  Accounts receivable - trade, less allowance for doubtful receivables of $538 and $641             27,192        20,738
  Deferred income taxes                                                                               -            2,617
  Other current assets                                                                               2,119         3,453
                                                                                                  --------      --------
    Total current assets                                                                            96,205       104,041
PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS                                                  19,537        25,519
PROPERTY AND EQUIPMENT, net                                                                         32,563        36,451
INTANGIBLE ASSETS, net                                                                             219,795       173,470
DEFERRED FINANCING COSTS, less accumulated amortization of $2,376 and $337                          12,517        12,563
OTHER ASSETS                                                                                           693          -
DEFERRED INCOME TAXES                                                                                  380         3,163
                                                                                                  --------      --------
TOTAL                                                                                             $381,690      $355,207
                                                                                                  ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - trade                                                                        $  6,977      $  6,495
  Collections due to clients                                                                        20,762        20,255
  Accrued severance and office closing costs                                                         6,487         7,558
  Accrued compensation                                                                               8,332         9,574
  Other current liabilities                                                                         19,644        12,047
  Current portion of long-term debt                                                                 15,445        10,032
                                                                                                  --------      --------
         Total current liabilities                                                                  77,647        65,961
LONG-TERM DEBT                                                                                     309,521       237,584
OTHER LONG-TERM LIABILITIES                                                                          -                64
COMMITMENTS AND CONTINGENCIES                                                                        -              -
STOCKHOLDERS' EQUITY (DEFICIT):
  8% nonvoting cumulative redeemable exchangeable preferred stock, authorized 1,000,000             11,699        10,816
    shares, 935,886.85 and 865,280.01 shares, respectively, issued and outstanding, at liquidation value of $12.50 per share
  Voting common stock; $.01 par value; authorized 7,500,000 shares, 3,477,126.01 and                    35            35
    3,425,126.01 shares, respectively, issued and outstanding
  Class A convertible nonvoting common stock; $.01 par value; authorized 7,500,000                       4             4
    shares, 391,740.58 shares issued and outstanding
  Class B convertible nonvoting common stock; $.01 par value; authorized 500,000                         4             4
    shares, 40,000 shares issued and outstanding
  Class C convertible nonvoting common stock; $.01 par value; authorized 1,500,000                      10            10
    shares, 1,040,000 shares issued and outstanding
  Paid-in capital                                                                                   66,958        65,658
  Retained capital                                                                                 (84,188)      (24,929)
                                                                                                  --------      --------
      Total Stockholders' equity (deficit)                                                          (5,478)       51,598
                                                                                                  --------      --------
TOTAL                                                                                             $381,690      $355,207
                                                                                                  ========      ========
See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE PERIOD SEPTEMBER 21, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995 (IN THOUSANDS)



                                                                               1997             1996              1995
                                                                               ----             ----              ----
REVENUES                                                                     $271,683         $106,331          $ 8,311

EXPENSES:
  Salaries and benefits                                                       133,364           46,997            2,079
  Service fees and other operating and administrative expenses                 71,122           33,759            3,232
  Amortization of purchased loans and accounts receivable                      52,042           27,317            5,390
    portfolios
  Amortization of goodwill and other intangibles                               24,749           15,452              250
  Depreciation expense                                                          8,825            2,829               81
  Purchased in-process research and development                                   -              1,000              -
                                                                             ---------        ---------         --------

      Total expenses                                                          290,102          127,354           11,032
                                                                             ---------        ---------         --------

OPERATING LOSS                                                                (18,419)         (21,023)          (2,721)

INTEREST EXPENSE - Net                                                         28,791           12,131            1,361
                                                                             ---------        ---------         --------

LOSS BEFORE INCOME TAXES                                                      (47,210)         (33,154)          (4,082)

PROVISION FOR INCOME TAXES (BENEFIT)                                            11,127         (11,757)          (1,605)
                                                                             ---------        ---------         --------

NET LOSS                                                                      (58,337)         (21,397)          (2,477)

PREFERRED STOCK DIVIDEND REQUIREMENTS                                             922              830              225
                                                                             ---------        ---------         --------

NET LOSS TO COMMON STOCKHOLDERS                                              $(59,259)        $(22,227)         $(2,702)
                                                                             =========        =========         ========

See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996 AND FOR THE PERIOD SEPTEMBER 21,1995 (DATE OF INCEPTION) TO DECEMBER 31,1995 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                      NON-VOTING
                                      CUMULATIVE
                                      REDEEMABLE
                                     EXCHANGEABLE             COMMON      STOCK
                                       PREFERRED    VOT-       CLASS      CLASS      CLASS     PAID-IN    RETAINED
                                         STOCK       ING         A          B          C       CAPITAL     DEFICIT   TOTAL

BALANCE, SEPTEMBER 21,1995            $    -      $    -      $   -      $   -    $    -      $    -     $    -    $    -

Issuance of 800,000.01 shares
   of preferred stock                     10,000       -          -          -         -           -          -       10,000

Issuance of 2,812,000 shares
   of common stock                         -          28          -          -         -         35,122       -       35,150

Preferred stock dividend
  requirements of
  $0.28 per share                          -           -          -          -         -           -         (225)      (225)

Net loss                                   -           -          -          -         -           -       (2,477)    (2,477)
                                       ---------   ---------  ---------  ---------  ---------  ---------  ---------  ---------

BALANCE, DECEMBER 31, 1995            $   10,000     $28          -          -          -       $ 35,122  $(2,702)    $42,448

Issuance of 118,866.59 shares of
   common stock in exchange for
    notes payable to stockholders          -           2          -          -          -          1,484      -         1,486

Issuance of 2,326,000 shares
   of common stock                         -           7           10        -              6     29,052      -        29,075

Conversion of common stock                 -          (2)          (6)          4           4      -          -          -

Payment of preferred stock dividends
   through issuance of 65,290
   shares of preferred stock and
   recorded preferred stock dividend
   requirements of $1 per share              816       -          -          -          -          -         (830)        (14)

Net loss                                   -           -          -          -          -          -      (21,397)    (21,397)
                                       ---------   ---------  ---------  ---------  ---------  ---------  --------    --------

BALANCE, DECEMBER 31, 1996                10,816      35            4           4          10     65,658  (24,929)     51,598

Issuance of 52,000 shares
of common stock                            -           -          -          -          -          1,300      -         1,300

Payment of preferred stock dividends
   through issuance of 70,606.84
  shares of preferred stock and
  recorded preferred stock dividend
  requirements of $1 per share              883                                                               (922)       (39)

Net loss                                   -           -          -          -          -          -       (58,337)   (58,337)
                                       ---------   ---------  ---------  ---------  ---------  ---------  ---------  ---------

BALANCE, DECEMBER 31,1997               $ 11,699         $35        $ 4       $ 4        $ 10   $ 66,958  $(84,188)  $ (5,479)
                                       =========   =========  =========  =========  =========  =========  =========  =========

See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE PERIOD SEPTEMBER 21, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995 (In thousands)

                                                                               1997              1996            1995
OPERATING ACTIVITIES:
 Net loss                                                               $    (58,337)     $    (21,397)       $ (2,477)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                35,613            18,618             331
  Amortization of purchased loans and accounts receivable portfolios           52,042            27,317           5,390
  Deferred taxes                                                               10,877          (11,757)         (1,605)
  Other                                                                            48             -               -
  Change in assets and liabilities:
    Other current assets                                                          147             (578)           (233)
    Accounts payable and other current liabilities                             (7,565)          (1,536)           1,496
                                                                        --------------   --------------  --------------

      Net cash provided by operating activities                                32,825            10,667           2,902
                                                                        --------------   --------------  --------------
INVESTING ACTIVITIES:
  Purchase of loans and accounts receivable portfolios                       (46,494)          (13,645)           (903)
  Payments for acquisitions, net of cash acquired                            (62,913)         (184,184)        (30,007)
  Acquisition of property and equipment                                       (9,489)           (2,606)            (97)
  Other                                                                         (603)           -               -
                                                                        --------------   --------------  --------------
      Net cash used in investing activities                                 (119,499)         (200,435)        (31,007)
                                                                        --------------   --------------  --------------
FINANCING ACTIVITIES:
  Proceeds from term loans                                                     55,000           337,000         -
  Borrowings under revolving credit agreement                                  66,150           -               -
  Repayments under revolving credit agreement                                (34,300)           -               -
  Repayments of debt                                                          (9,763)         (136,615)           (576)
  Deferred financing fees                                                     (1,993)          (12,563)         -
  Proceeds from issuance of common stock                                          300            14,974          30,150
                                                                        --------------   --------------  --------------

      Net cash provided by financing activities                                75,394           202,796          29,574
                                                                        --------------   --------------  --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (11,280)            13,028           1,469

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 14,497             1,469         -
                                                                        --------------   --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $        3,217   $       14,497  $        1,469
                                                                        ==============   ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during period for interest                                  $       26,372   $        7,655  $          543
                                                                        ==============   ==============  ==============

See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION POLICY - The consolidated financial statements include the accounts of Outsourcing Solutions Inc. ("OSI") and all of its
     majority-owned subsidiaries (collectively, the "Company"). Ownership in entities of less than 50% are accounted for either under the equity or proportionate consolidation method. All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash, money market investments, and overnight deposits. Cash equivalents are valued at cost, which approximates market. Cash held for clients consist of certain restricted accounts which are used to maintain cash collected and held on behalf of the Company's clients.

     PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS - Purchased loans and accounts receivable portfolios ("Receivables") acquired in connection with acquisitions in September 1995 and November 1996 were recorded at the present value of estimated future net cash flows. Receivables purchased in the normal course of business are recorded at cost. The Company periodically reviews all Receivables to assess recoverability. Impairments are recognized in operations if the expected discounted future net operating cash flows derived from the individual portfolios are less than their respective carrying value (see Note 12).

     The Company amortizes on an individual portfolio basis the cost of the Receivables based on the ratio of current collections for a portfolio to current and anticipated future collections including any terminal value for that portfolio. Such portfolio cost is amortized over the expected collection period as collections are received which, depending on the individual portfolio, generally ranges from 3 to 5 years.

     REVENUE RECOGNITION - Collections on Receivables are generally recorded as revenue when received. Revenue from loan servicing is recorded as such services are provided.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed on the straight-line method based on the estimated useful lives (3 years to 10 years) of the related assets. Leasehold improvements are amortized over the term of the related lease.

     INTANGIBLE ASSETS - The excess of cost over the fair value of net assets of businesses acquired is amortized on a straight-line basis over 20 to 30 years. Other identifiable intangible assets are primarily comprised of the fair value of existing account placements acquired in connection with business combinations and non-compete agreements. These assets are short-lived and are being amortized over the assets' periods of recoverability, which are estimated to be 1 to 3 years. The Company periodically reviews goodwill and other intangibles to assess recoverability. Impairments will be recognized in operations if the expected future operating cash flows (undiscounted and without interest charges) derived from such intangible assets are less than its carrying value.

     INCOME TAXES - The Company accounts for income taxes using an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for expected future tax consequences of events that have been recognized in the consolidated financial statements.

     DEFERRED   FINANCING  COSTS  -  Costs  incurred  to  obtain  financing  are capitalized and amortized over the term of the underlying debt using the straight line method.

     STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, requires that companies using the intrinsic value method make pro forma disclosures of net income as if the fair value-based method of accounting had been applied. See Note 9 for the fair value disclosures required under SFAS No. 123.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     NEW ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share, which requires adoption in the quarter ended December 31, 1997, and prohibits early compliance. SFAS No. 128 simplifies the calculation of earnings per share and is applicable only to public companies. Under generally accepted accounting principles' and Securities and Exchange Commission's disclosure requirements, SFAS No. 128 is not currently applicable to the Company and, accordingly, earnings per share is not presented.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements.

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. The statement changes the method of determining segments from that currently required and requires the reporting of certain information about segments. The Company has not determined how its segments will be reported, or whether and to what extent segment information will be presented.

     RECLASSIFICATIONS - Certain amounts in prior periods have been reclassified to conform to the current year presentation.


2.   ORGANIZATION & ACQUISITIONS

     OSI was formed on September 21, 1995 to build, through a combination of acquisitions and sustained internal growth, one of the leading providers of accounts receivable management services. The Company purchases and collects portfolios of non-performing loans and accounts receivable for the Company's own account, services accounts receivable placements on a contingent and fixed fee basis and provides contract management of accounts receivable. The Company's customers are mainly in the educational, utilities, telecommunications, retail, healthcare and financial services industries. The markets for the Company's services currently are the United States, Puerto Rico and Mexico.

     In September 1995, the Company acquired Account Portfolios, L.P. ("API"), a partnership in the business of purchasing and managing large portfolios of non-performing consumer loans and accounts receivable, for cash of $30,000, common stock of $15,000 and notes of $35,000, which were subsequently paid in March 1996.

     In January 1996, the Company acquired A.M. Miller & Associates and Continental Credit Services, Inc., accounts receivable and fee services companies, for total cash consideration of $38,500 including transaction costs of $3,600, common stock of $6,000, a 9% unsecured, subordinated note of $5,000 and a 10% unsecured, subordinated note of $3,000, which was subsequently paid in November 1996.

     In November 1996, the Company acquired all of the outstanding common stock of Payco American Corporation ("Payco"), an accounts receivable management company primarily focused on healthcare, education and bank/credit cards, in a merger transaction for cash of approximately $154,800 including transaction costs of $4,600. The Company allocated the total purchase price including additional liabilities reserves to the fair value of the net assets acquired resulting in goodwill of approximately $123,000. In addition, the Company allocated $1,000 of the purchase price to in-process research and development that had not reached technological feasibility and had no alternative future uses, which accordingly was expensed at the date of the acquisition.

     In October and November 1997, the Company acquired The North Shore Agency, Inc. ("NSA"), a fee service company specializing in letter series collection services, and Accelerated Bureau of Collections, Inc. ("ABC"), a fee service company specializing in credit card collections, for total cash consideration of approximately $53,800 including transaction costs of $1,173 and common stock of $1,000. One of the acquisitions contains certain contingent payment obligations, $1,520 through December 31, 1997, based on the attainment by the newly formed subsidiary of certain financial performance targets over each of the next three years. Future contingent payment obligations, if any, will be accounted for as additional goodwill as the payments are made.

     The above acquisitions were accounted for as purchases. The excess of cost over the fair value of net assets of businesses acquired is amortized on a straight-line basis over 20 to 30 years. Results of operations were included in the consolidated financial statements from their respective acquisition dates.

     In May 1996, a subsidiary of the Company acquired participation interests in certain loan portfolios for cash of $3,300, Class C Nonvoting common stock of $8,000 and a 10% unsecured promissory note of $3,500, which was subsequently paid in November 1996.

     The unaudited pro forma consolidated financial data presented below provides pro forma effect of the acquisitions as if such acquisitions had occurred as of January 1, 1996. The unaudited results have been prepared for comparative purposes only and do not necessarily reflect the results of operations of the Company that actually would have occurred had the acquisitions been consummated as of January 1, 1996, nor does the data give effect to any transactions other than the acquisitions.

                                                       PRO FORMA
                                                   1997         1996

                         Net revenues           $313,219     $299,542
                                                =========    =========

                         Net loss               $(58,005)    $(39,945)
                                                =========    =========



3.   PROPERTY AND EQUIPMENT

     Property and equipment, which is recorded at cost, consists of the following at December 31:


                                                          1997           1996

                  Furniture and fixtures                 $ 4,478       $ 3,591
                  Machinery and equipment                    716          -
                  Data processing equipment               21,452        19,647
                  Telephone equipment                      5,956         3,670
                  Leasehold improvements                   1,599         1,090
                  Computer software                       10,494        11,310
                                                         --------      --------
                                                          44,695        39,308
                  Less accumulated depreciation          (12,132)       (2,857)
                                                         --------      --------

                                                         $32,563       $36,451
                                                         ========      ========


4.   INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                          1997           1996

     Goodwill                                           $226,770       $155,693
     Value of favorable contracts and placements          29,000         29,000
     Covenants not to compete                              4,498          4,514
                                                        ---------      ---------
                                                         260,268        189,207
                                                         (40,473)       (15,737)
                                                        ---------      ---------
Less accumulated amortization                           $219,795       $173,470
                                                        ========        ========

5.   DEBT

     Long-term debt consists of the following at December 31:

                                                           1997            1996

         Term Loan A Credit Facility                    $ 62,500        $ 71,000
         Term Loan B Credit Facility                     124,922          71,000
         Revolving Credit Facility                        31,850            -
         11% Senior Subordinated Notes                       -           100,000
         11% Series B Senior Subordinated Notes          100,000            -
         Note payable to stockholder                       4,429           5,000
         Other                                             1,265             616
                                                        --------        --------
                  Total debt                             324,966         247,616
         Less current portion of long-term debt           15,445          10,032
                                                        --------        --------
                  Long-term debt                        $309,521        $237,584
                                                        ========        ========




     In November 1996, the Company issued $100,000 of 11% unregistered Senior Subordinated Notes (the "Notes") in conjunction with the acquisition of Payco. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt of the Company presently outstanding and incurred in the future. The Notes contain certain restrictive covenants the more significant of which are limitations on asset sales, additional indebtedness, mergers and certain restricted payments.

     On April 28, 1997, the Company registered $100,000 of 11% Series B Senior Subordinated Notes (Senior Notes), with no material alteration in terms, with the Securities and Exchange Commission to exchange for the existing Notes. The exchange offer was completed by May 29, 1997.

     In November 1996, the Company entered into a new $200,000 financing commitment ("Credit Facility") from a group of banks to finance a portion of the Payco acquisition and refinance existing outstanding indebtedness. The Credit Facility was subsequently amended with the Amended and Restated Credit Agreement ("Amended Facility") in October 1997 to finance the NSA and ABC acquisitions (see Note 4).

     The Amended Facility consists of a $189,877 term loan facility and a $58,000 Revolving Credit Facility (the "Revolving Facility"). The term loan facility consists of a term loan of $64,627 ("Term Loan A") and a term loan of $125,250 ("Term Loan B"), which mature on October 15, 2001 and 2003, respectively. The Company is required to make quarterly principal repayments on each term loan. Term Loan A bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate, plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%. Term Loan B bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate, plus 2.0% or (b) at the reserve adjusted Eurodollar rate plus 3.0%.

     The Revolving Facility has a term of five years and is fully revolving until October 15, 2001. The Revolving Facility bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate, plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%.

     The Amended Facility is guaranteed by all of the Company's present domestic subsidiaries and is secured by all of the stock of the Company's present domestic subsidiaries and by substantially all of the Company's domestic property assets. The Amended Facility contains certain covenants the more significant of which limit dividends, asset sales, acquisitions and additional indebtedness, as well as requires the Company to satisfy certain financial performance ratios.

     The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's current domestic subsidiaries and any additional domestic subsidiaries formed by the Company that become guarantors under the Amended Facility (the "Restricted Subsidiaries").

     The Restricted Subsidiaries are wholly-owned by the Company and constitute all of the direct and indirect subsidiaries of the Company except for three subsidiaries that are individually, and in the aggregate inconsequential. The Company is a holding company with no separate operations, although it incurs some expenses on behalf of its operating subsidiaries. The Company has no significant assets or liabilities other than the common stock of its subsidiaries, debt, related deferred financing costs and accrued expenses relating to expenses paid on behalf of its operating subsidiaries. The aggregate assets, liabilities, results of operations and stockholders' equity of the Restricted Subsidiaries are substantially equivalent to those of the Company on a consolidated basis and the separate financial statements of each of the Restricted Subsidiaries are not presented because management has determined that they would not be material to investors.

     Summarized combined financial information of the Restricted Subsidiaries is shown below:

                                                1997            1996

           Current assets                    $  96,133       $  96,146
                                             ==========      ==========
           Noncurrent assets                 $ 272,730       $ 238,003
                                             ==========      ==========
           Current liabilities               $  57,169       $  47,909
                                             ==========      ==========
           Noncurrent liabilities            $   5,284       $   5,461
                                             ==========      ==========
           Operating revenue                 $ 271,683       $ 106,331
                                             ==========      ==========
           Loss from operations              $ (14,679)      $ (15,325)
                                             ==========      ==========
           Net loss                          $ (23,857)      $ (15,143)
                                             ==========      ==========


     Maturities of long-term debt and capital leases at December 31, 1997 are as follows:

                                                           Debt         Capital
                                                                        Leases
                                                         ---------     ---------
         1998                                            $ 15,035      $    504
         1999                                              15,117           463
         2000                                              18,783           333
         2001                                              57,062            13
         2002                                              49,922             -
         Thereafter                                       167,867             -
                                                         ---------     ---------
         Total payments                                   323,786         1,313
         Less amounts representing interest                                 133
                                                                       ---------
         Present value of minimum lease payments                          1,180
         Less current portion                              15,035           410
                                                         =========     =========
                                                         $308,751      $    770
                                                         =========     =========

     During 1997, the Company entered into interest rate cap agreements to reduce the impact of increases in interest rates on its floating-rate long-term debt. At December 31, 1997, the Company had three interest rate cap agreements outstanding. The agreements effectively entitle the Company to receive from a bank the amount, if any, by which the Company's interest payments on specified principal of its floating-rate term loans for a specified period exceed 10%. The amounts paid for these agreements of $243 are included in deferred financing costs and are being amortized to interest expense over the terms of the various agreements through November 1999.


6.   STOCKHOLDERS' EQUITY

     On September 21, 1995, the Company issued 800,000.01 shares of 8% Nonvoting Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Shares"). The liquidation value of each Preferred Share is $12.50 plus accrued and unpaid dividends. Dividends, as may be declared by the Company's Board of Directors, are cumulative at an annual rate of 8% of the liquidation value and are payable in equal semi-annual installments of $.50 per preferred share on the dividend payment date, as defined in the Certificate of Incorporation. The Company may, at its sole option and upon written notice to preferred shareholders, redeem all or any portion of the outstanding Preferred Shares for $12.50 per share plus cash equal to all accrued and unpaid dividends, through the redemption date, whether or not such dividends have been authorized or declared. Pursuant to the Company's financing arrangements, the payment of dividends and/or the repurchase of Preferred Shares is prohibited until the Company attains certain covenants. The Company may, at its sole option, pay dividends in the form of additional Preferred Shares. Each holder of Preferred Shares has the right, at their option, to exchange any or all of their Preferred Shares for the same number of shares of Voting Common Stock ("Voting Common Shares"). The Company must reserve, out of its authorized but unissued Voting Common Shares, the appropriate number of Voting Common Shares to affect the exchange of all outstanding Preferred Shares. Upon the exchange of any Preferred Shares, such Preferred Shares are to be retired and not reissued.


7.   INCOME TAXES

     Major components of the Company's income tax provision (benefit) are as follows:

                                                     1997       1996       1995
     Current:
       Federal                                   $    -     $    -      $    -
       State                                          250        -           -
                                                  --------   --------   --------
          Total current                               250        -           -
                                                  --------   --------   --------
     Deferred:
       Federal                                      9,513    (10,250)    (1,437)
       State                                        1,364     (1,507)      (168)
                                                 --------   ---------   --------
          Total deferred                           10,877    (11,757)    (1,605)
                                                 --------   ---------   --------

          Provision for income taxes (benefit)   $ 11,127   $(11,757)   $(1,605)
                                                 ========   =========   ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company's deferred income taxes result primarily from differences in loans and accounts receivable purchased, amortization methods on other intangible assets and depreciation methods on fixed assets. The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                             1997         1996
     Deferred tax assets:
            Net operating loss carryforwards              $ 12,759     $  6,302
            Accrued liabilities                              5,882        5,957
            Other                                            2,153          747
                                                          ---------    ---------
                   Gross deferred tax assets                20,794       13,006

     Deferred tax liabilities:
            Loans and account receivable                     6,737       (4,087)
            Property and equipment                             724       (2,375)
            Intangible assets                                4,557         (764)
                                                         ----------    ---------
                   Gross deferred tax liabilities           12,018       (7,226)

     Total deferred tax assets                              32,812        5,780
     Less valuation allowance                              (32,432)        -
                                                         ==========    =========
     Net deferred tax assets                             $     380     $  5,780
                                                         ==========    =========

     During 1997, the Company recorded a net valuation allowance of $32,432 to reflect management's assessment, based on the weight of the available evidence of current and projected of future book taxable income, that there is significant uncertainty that any of the benefits from the net deferred tax assets will be realized. For all federal tax years since the Company's formation in September of 1995, the Company has incurred net operating losses.

     At December 31, 1997 for income tax purposes, the Company has the following net operating loss carryforwards:

                                        Amount                    Expiration
                                        ------                    ----------
                    1997               $19,600                       2012
                    1996                 3,950                       2011
                    1995                 9,200                       2010

     During 1997, the Company has significantly increased its total debt from $247,616 at December 31, 1996 to $324,966 at December 31, 1997. This
     increase in debt primarily resulted from the acquisitions in 1997 of the net assets of NSA and ABC. In addition, on January 26, 1998 and as more fully described in Note 14, the Company incurred significant additional borrowings to finance the acquisition of The Union Corporation. Since the Company has a history of generating net operating losses and has significantly increased its total interest expense to be incurred, management does not expect the Company to generate taxable income in the foreseeable future sufficient to realize tax benefits from the net operating loss carryforwards or the future reversal of the net deductible temporary differences. The amount of the deferred tax assets considered realizable, however, could be increased in future years if estimates of future taxable income during the carryforward period change.

     Net deferred tax assets are reflected in the accompanying consolidated financial statements as follows:

                                                         1997          1996
        Current assets:
        Deferred tax assets                           $ 11,698      $
        Less valuation allowance                       (11,698)         -
                                                      ---------     ---------
        Net current deferred tax assets                  -             2,617
                                                      ---------     ---------
        Long-term assets:
        Deferred tax assets                             21,114         3,163
        Less valuation allowance                       (20,734)         -
                                                      ---------     ---------
        Net long-term deferred tax assets                  380         3,163
                                                      ---------     ---------

        Net deferred tax assets                       $    380      $
                                                      =========     =========


     A reconciliation of the Company's reported income tax provision to the U.S. federal statutory rate is as follows:

                                                                        1997         1996         1995

     Federal taxes at statutory rate                                 $(16,052)    $(11,272)    $ (1,388)

     State income taxes (net of federal tax benefits)                  (2,092)      (1,521)        (111)

     Nondeductible amortization                                         1,406          879           85

     Other                                                             (4,567)         157         (191)

     Deferred tax valuation allowance                                  32,432          -           -
                                                                     ---------    ---------    ---------

     Provision for income taxes (benefit)                            $ 11,127     $(11,757)    $ (1,605)
                                                                     =========    =========    =========

8.   RELATED PARTY TRANSACTIONS

     The Company had an agreement with an affiliate of certain Company stockholders to provide management and investment services for a monthly fee of $50. The Company recorded management fees to this entity of $450, $600, and $150 for the years ended December 31, 1997 and 1996 and for the period September 21, 1995 to December 31, 1995, respectively. The agreement was terminated September 30, 1997.

     Subject to the agreements executed in connection with the acquisitions and the private placement discussed in Note 2, the Company has paid to certain Company stockholders transaction costs and advisory fees. Such costs were $1,600, $9,100 and $1,500 for the years ended December 31, 1997 and 1996 and for the period September 21, 1995 to December 31, 1995, respectively.

     Under various financing arrangements associated with the Company's acquisitions and Amended Facility, the Company incurred interest expense of $3,317 and $2,900 for the years ended December 31, 1997 and 1996, respectively, to certain Company stockholders of which one is a financial institution and is co-administrative agent of the Company's Amended Facility.

     During December 1997, the Company invested $5,000 for a minority interest in a limited liability corporation ("LLC") formed for the purpose of acquiring an accounts receivable portfolio. The majority interest in the LLC is held by an affiliate of one of the Company's stockholders. The LLC is managed by the Company and had insignificant activity for 1997.


9.   STOCK OPTION AND AWARD PLAN

     The Company has established the Outsourcing Solutions Inc. 1995 Stock Option and Stock Award Plan (the "Plan"). The Plan is a stock award and incentive plan which permits the issuance of options, stock appreciation rights ("SARs") in tandem with such options, restricted stock, and other stock-based awards to selected employees of and consultants to the Company. The Plan reserved 304,255 Voting Common Shares for grants and provides that the term of each award, not to exceed ten years, be determined by the Compensation Committee of the Board of Directors (the "Committee") charged with administering the Plan. In February 1997, the Board of Directors approved an increase to the reserve of Voting Common Shares to 500,000 with an additional approval to 750,000 in December 1997.

     Under the terms of the Plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a Voting Common Share, as determined by the Committee, on the date of grant. SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. The awarded stock options vest over various periods and vesting may be accelerated upon the satisfaction of certain performance targets and/or the occurrence of certain liquidity events. The options shall expire ten years after date of grant.


     A summary of the 1995 Stock Option and Stock Award Plan is as follows:

                                                 Number      Weighted Average
                                                   of         Exercise Price
                                                 Shares         Per Share
                                               ----------    ----------------

       Outstanding at December 31, 1995            -            $   -
       Granted                                   395,809          13.57
       Forfeited                                (149,788)         12.50
                                               ----------
       Outstanding at December 31, 1996          246,021          14.23
       Granted                                   397,500          27.99
       Forfeited                                 (75,000)         22.33
                                               ==========
       Outstanding at December 31, 1997          568,521          22.78
                                               ==========

       Reserved for future option grants         181,479
                                               ==========

     At December 31, 1997, 49,647 shares were exercisable with an exercise price range of $12.50 to $25.00 and the weighted average remaining contractual life for the options outstanding was 9.0 years.

     The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. As required by SFAS No. 123, the Company has estimated the fair value of its option grants since January 1, 1996. The fair value for these options was estimated at the date of the grant based on the following weighted average assumptions:

                                                       1997            1996

          Risk free rate                               5.44%           6.33%
          Expected dividend yield of stock                0%              0%
          Expected volatility of stock                    0%              0%
          Expected life of option (years)              10.0            10.0

     Given that the Company is not publicly traded, the expected stock price volatility is assumed to be zero. The weighted fair values of options granted during 1997 and 1996 were $12.29 and $6.67, respectively. The Company's pro forma information is as follows:

                                                      1997             1996
          Net loss:
                As reported                        $(58,337)        $(21,397)
                Pro forma                           (59,570)         (21,758)
          -------------------------------------------------------------------

     In addition, the Committee may grant restricted stock to participants of the Plan at no cost. Other than the restrictions which limit the sale and transfer of these shares, recipients of restricted stock awards are entitled to vote shares of restricted stock and dividends paid on such stock. No restricted stock has been granted at December 31, 1997.


10.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company enters into servicing agreements with companies which service loans for others. The servicers handle the collection efforts on certain nonperforming loans and accounts receivable on the Company's behalf. Payments to the servicers vary depending on the servicing contract. Current contracts expire on the anniversary date of such contracts but are automatically renewable at the option of the Company.

     The Company has a business alliance agreement with a partnership which provides for the payment of fees for services performed in connection with the acquisition of loan portfolios. Such fees include a monthly retainer and commission based on the Company's ultimate financial return on each purchased portfolio. The Company recorded fee expense to this partnership of $170 for 1997.

     A subsidiary of the Company has two Portfolio Flow Purchase Agreements whereby the subsidiary has a monthly commitment to purchase nonperforming loans meeting certain criteria for an agreed upon price subject to due diligence. The purchases under the Portfolio Flow Purchase Agreements were $20,661, $5,986 and $903 for the years ended December 31, 1997 and 1996 and for the period September 21, 1995 to December 31, 1995, respectively.

     The Company leases certain office space and computer equipment under operating leases. These operating leases, with terms in excess of one year, are due in approximate amounts as follows:

                                                            Amount
                                                            ------
                1998                                       $ 8,744
                1999                                         8,019
                2000                                         5,971
                2001                                         4,322
                2002                                         2,903
                Thereafter                                   4,849
                                                            ------

                         Total lease payments              $34,808


     Rent expense under operating leases was $8,100, $3,600 and $150 for the years ended December 31, 1997 and 1996 and for the period September 21, 1995 to December 31, 1995, respectively.


11.  LITIGATION

     At December 31, 1997, the Company was involved in a number of legal proceedings and claims that were in the normal course of business and routine to the nature of the Company's business. The Company has provided for the estimated uninsured amounts and costs of defense for pending suits and management believes that reserves established for ultimate settlement are adequate at December 31, 1997.


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of December 31, 1997 and 1996 are as follows. The carrying amount of cash and cash equivalents and long-term debt approximate the fair value. The fair value of the long-term debt was determined based on current market rates offered on notes and debt with similar terms and maturities. The fair value of Receivables was determined based on discounted expected cash flows. The discount rate was based on an acceptable rate of return adjusted for the risk inherent in the Receivable portfolios. The estimated fair value of Receivables approximated its carrying value at December 31, 1997 and 1996.

     In December 1997, the Company completed an in-depth analysis of the carrying value of the purchased portfolios acquired in September 1995 in conjunction with the Company's acquisition of API. This analysis included an evaluation of achieved portfolio amortization rates, historical and estimated future costs to collect, as well as projected total future collection levels. As a result of this analysis, the Company recorded $10,000 of additional amortization relating to these purchased portfolios to reduce their carrying value to estimated fair value.


13.  EMPLOYEE BENEFIT PLAN

     The Company has five defined contribution plans which provide retirement benefits to the majority of all full time employees. The Company matches a portion of employee contributions to the plans. Company contributions to these plans, charged to expense, were $276 and $98 for the years ended December 31, 1997 and 1996, respectively.

     Effective January 1, 1998, three of these defined contribution plans were combined into a new defined contribution plan sponsored by the Company. The Company also anticipates to combine the other defined contribution plans into the new defined contribution plan during 1998.


14.  SUBSEQUENT EVENTS

     On January 23, 1998, the Company acquired approximately 77% of the outstanding shares of The Union Corporation's ("Union") common stock for $31.50 per share. The Company agreed to acquire any of the remaining outstanding shares of Union pursuant to a second-step merger in which holders of such shares will receive $31.50 per share. The Company expects to complete the merger by April 1998. The aggregate purchase price of the common stock will be approximately $192,000.

     Also in January  1998,  the Company  finalized an amended  $470,422  credit agreement ("Agreement") with a group of banks to fund the Union acquisition. The Agreement consists of $412,422 of Term Loans A, B and C due through October 2004 and a $58,000 Revolving Credit Facility due October 2001. Interest rates on borrowings under the Agreement are based on the Eurodollar rate or other alternatives plus a margin of 3.0% or lower. The Agreement amended the Amended Facility.

     Union reported revenues of $121,709 and net income of $8,096 for their fiscal year ended June 30, 1997. Union also reported total assets of $126,019 and stockholders' equity of $71,612 at June 30, 1997.

INDEPENDENT AUDITORS' REPORT


Partners of Account Portfolios, L.P.:

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Account
Portfolios, L.P (a Georgia Limited Partnership, the "Partnership") and its subsidiaries as of September 20, 1995 and December 31, 1994 and the related consolidated statements of operations, partners' capital, and cash flows for the period from January 1, 1995 to September 20, 1995 and for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its subsidiaries as of September 20, 1995 and December 31, 1994 and the results of their operations and their cash flows for the period from January 1, 1995 to September 20, 1995 and for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



/s/Deloitte & Touche LLP
------------------------------
Deloitte & Touche LLP

Atlanta, Georgia

August 9, 1996

(November 26, 1996 as to Note 7)

ACCOUNT PORTFOLIOS, L.P.
(A GEORGIA LIMITED PARTNERSHIP)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS)



                                                   SEPTEMBER 20,    DECEMBER 31,
ASSETS                                                 1995             1994

CURRENT ASSETS:
  Cash and cash equivalents                         $    557          $ 13,998
  Loans and accounts receivable purchased              3,788             1,672
  Accounts receivable - trade                              3                93
  Investment in partnership                                              1,833
  Other current assets                                   174                80
                                                    --------          --------
      Total current assets                             4,522            17,676

LOANS AND ACCOUNTS RECEIVABLE PURCHASED                5,667             4,589

PROPERTY AND EQUIPMENT - Net                           1,083               676
                                                    --------          --------
      Total assets                                  $ 11,272          $ 22,941
                                                    ========          ========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable - trade                             $ 164          $    331
  Accrued consulting fees                                145               289
  Accrued salaries and wages                             304                51
  Accrued vacation                                        57                31
  Other current liabilities                               43                77
                                                    --------          --------
      Total current liabilities                          713               779

PARTNERS' CAPITAL                                     10,559            22,162
                                                    --------          --------
      Total liabilities and partners' capital       $ 11,272          $ 22,941
                                                    ========          ========

See notes to consolidated financial statements.

ACCOUNT PORTFOLIOS, L.P.
(A GEORGIA LIMITED PARTNERSHIP)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF DOLLARS)



                                                     PERIOD FROM
                                                   JANUARY 1, 1995   YEAR ENDED
                                                  TO SEPTEMBER 20,  DECEMBER 31,
                                                        1995            1994

REVENUES                                             $ 21,293         $ 39,292

EXPENSES:
  Amortization of loans and accounts receivable         2,308            2,667
  Service fees and other operating and
    administrative expenses                             8,595            6,131
  Professional fees                                       911            2,638
                                                     --------         --------

OPERATING INCOME                                        9,479           27,856

OTHER INCOME (EXPENSE):
  Interest expense                                       (955)          (2,941)
  Interest income                                         460              342
  Other expense                                                           (166)
                                                     --------         --------

NET INCOME                                           $  8,984         $ 25,091
                                                     ========         ========


See notes to consolidated financial statements.

ACCOUNT PORTFOLIOS, L.P.
(A GEORGIA LIMITED PARTNERSHIP)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(IN THOUSANDS OF DOLLARS)



                                         GENERAL      LIMITED
                                         PARTNER      PARTNERS         TOTAL

BALANCE - January 1, 1994                $   46       $  4,536       $  4,582

  Distributions to partners                 (75)        (7,436)        (7,511)

  Net income                                251         24,840         25,091
                                         ------       --------       --------

BALANCE - December 31, 1994                 222         21,940         22,162

  Contributions by partners                   1            134            135

  Distributions to partners                (207)       (20,515)       (20,722)

  Net income                                 90          8,894          8,984
                                         ------       --------       --------

BALANCE - September 20, 1995             $  106       $ 10,453       $ 10,559
                                         ======       ========       ========


See notes to consolidated financial statements.

ACCOUNT PORTFOLIOS, L.P.
(A GEORGIA LIMITED PARTNERSHIP)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)



                                                    PERIOD FROM
                                                  JANUARY 1, 1995    YEAR ENDED
                                                  TO SEPTEMBER 20,  DECEMBER 31,
                                                       1995             1994
OPERATING ACTIVITIES:
  Net income                                         $ 8,984          $ 25,091
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation expense                                  167               102
   Amortization of loans and accounts receivable       2,308             2,667
   Loss on withdrawal from long-term investment                            166
   Change in assets and liabilities:
     Accounts receivable - trade                          90               (93)
     Loans and accounts receivable purchased          (5,502)           (6,800)
     Other current assets                                (94)              (19)
     Accounts payable, accrued expenses, and
       other current liabilities                         (66)              (40)
                                                     --------         --------
       Net cash provided by operating activities       5,887            21,074

INVESTING ACTIVITIES:
  Acquisition of fixed assets                           (574)             (463)
  Proceeds from sale of long-term investment           1,833
                                                     --------
       Net cash provided by (used in) investing        1,259              (463)
         activities

 FINANCING ACTIVITIES:
  Payments on debt                                                      (3,544)
  Contributions from partners                            135
  Distributions to partners                           (20,722)          (7,511)
                                                     --------         --------
       Net cash used in financing activities          (20,587)         (11,055)
                                                     --------         --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    (13,441)           9,556

CASH AND CASH EQUIVALENTS:
  Beginning of period                                  13,998            4,442
                                                     --------         --------
  End of period                                      $    557         $ 13,998
                                                     ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during period for interest               $    967         $  2,920
                                                     ========         ========

See notes to consolidated financial statements.

ACCOUNT PORTFOLIOS, L.P.
(A GEORGIA LIMITED PARTNERSHIP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 20, 1995 AND DECEMBER 31, 1994 AND
FOR THE PERIOD FROM JANUARY 1, 1995 TO SEPTEMBER 20, 1995
AND YEAR ENDED DECEMBER 31, 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - Account Portfolios, L.P. (a Georgia Limited Partnership, the "Partnership") is a limited partnership organized for the purpose of purchasing portfolios of nonperforming loans and accounts receivable ("Receivables"). The Receivables are purchased by the Partnership without recourse to the seller. The Partnership Agreement ("Agreement") provides that the Partnership shall continue in existence until December 31, 2050 unless sooner terminated, liquidated, or dissolved by law or by terms within the Agreement. The shareholders of the General Partner are also trustees of the Limited Partners.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Consolidation Policy - During 1995 and 1994, the Partnership invested in various subsidiaries which purchased portfolios of nonperforming Receivables. The consolidated financial statements include the Partnership and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition - Collection on Receivables are recorded as revenue when received. Revenue from loan servicing is recorded as such services are provided. Fees, paid on the closing of each portfolio of purchased Receivables, are capitalized and included in the amortization of the portfolio. Effective January 1, 1994, the Partnership began amortizing on an individual portfolio basis the cost of the Receivables based on the ratio of current collections for a portfolio to current and anticipated future collections for that portfolio. If not amortized earlier, a Receivable portfolio's loan cost becomes fully amortized by the end of three years from date of purchase. Prior to 1994, the Partnership amortized purchased loan costs under the cost recovery method. The change in method was a result of the Partnership's improved historical collection experience for similar types of loan portfolios and its ability to estimate expected cash flow. This change was accounted for prospectively as a change in estimate and the effect was to reduce amortization expense and increase net income by $962,000 in 1994.

     Allocation of Net Earnings (Loss) - Income, losses, and the net cash from operations of the Partnership are allocated 1% to the General Partner and 99% to the Limited Partners. Net cash from operations is defined as cash flow from operations less amounts used to pay or establish reserves for all Partnership expenses, debt payments, capital improvements, replacements, and contingencies as determined by the General Partner.

     In the event of the sale of Partnership property, profits or losses are allocated to the Partners as follows:

     o First, to the Partners so as to take account of any variation between the adjusted basis of the property and its initial gross asset value.

     o Second, to any Partner who has a negative capital account at the time of disposition.

     o Third, to all Partners in accordance with their interests in the income and losses of the Partnership as set forth in the Agreement.

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash, money market investments, and overnight deposits. The Partnership considers all other highly liquid temporary cash investments with low interest rate risk to be cash equivalents. Cash equivalents are valued at cost, which approximates market.

     Fixed Assets - Fixed assets are recorded at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the related assets.

     Income Taxes - No provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.


2.   PROPERTY AND EQUIPMENT

     Property and equipment, which is recorded at cost, consists of the following at September 20, 1995 and December 31, 1994 (in thousands):

                                                        1995        1994

        Furniture and fixtures                        $  201      $  111
        Data processing equipment                        688         377
        Telephone equipment                              496         347
        Leasehold improvements                            30          13
        Computer software                                  7
                                                      ------
                                                       1,422         848
        Less accumulated depreciation                   (339)       (172)
                                                      ------      ------
        Fixed assets, net                             $1,083      $  676
                                                      ======      ======


3.   INVESTMENT IN PARTNERSHIP

     At December 31, 1994, the investment in partnership consisted of the Partnership's limited partner investment in a private investment limited partnership whose emphasis is on capital appreciation through investments. A $2.0 million capital contribution was made on December 30, 1993 and was recorded at cost. The Partnership withdrew its investment during the year ended December 31, 1994 and received 80% of the total anticipated distribution in January 1995. The remaining 20% was distributed to the Partnership in 1995 upon completion of the audit of the private investment limited partnership. Estimated losses of $166,473 on this investment were included in 1994 other expense.


4.   NOTE PAYABLE

     The Partnership entered into a two-year Master Loan Agreement with Cargill Financial Services Corporation ("Cargill") on May 14, 1992 ("the Loan Agreement") which allowed it to borrow up to $50.0 million for the purchase of portfolios of nonperforming loans and accounts receivable approved by both parties. Under the terms of the Loan Agreement, interest accrues at a rate of prime plus 7% and all borrowings are payable in 24 months. There were no principal amounts outstanding under the Loan Agreement as of September 20, 1995 and December 31, 1994. Borrowings were collateralized by current and future loans purchased under the Loan Agreement.

     Under the terms of the Loan Agreement, after payment of principal, noncontingent interest, and return of the Partnership's investment, the Partnership is required to pay an additional 20% of all future collections less service fees (as defined) as contingent interest to the lender. The Partnership paid contingent interest of $955,290 and $2,940,593 under the Loan Agreement for the period from January 1, 1995 to September 20, 1995 and for the year ended December 31, 1994, respectively, which was charged to interest expense.

     The Partnership was obligated to pay a fee to an investment bank on all amounts borrowed from Cargill up to total borrowings of $50.0 million. There are no outstanding borrowings from Cargill as of September 20, 1995 and December 31, 1994 and all related consulting fees have been paid. The Partnership recorded consulting fees relating to the Cargill borrowing of $198,730 for the year ended December 31, 1994. No consulting fees were paid during the period from January 1, 1995 to September 20, 1995.

5.   RELATED PARTY TRANSACTIONS

     On October 1, 1992, the Partnership entered into a management and investment services agreement with a related party. The agreement provides for the payment by the Partnership of monthly management fees of $75,000 through March 1993 and monthly fees of $50,000 thereafter. The Partnership recorded management fees to this entity of $450,000 and $600,000 for the period from January 1, 1995 to September 20, 1995 and the year ended December 31, 1994, respectively.


6.   EMPLOYEE BENEFIT PLAN

     The Partnership adopted a 401(k) profit sharing plan and trust (the "Plan") on March 1, 1994 which covers all full-time employees who have completed three months of service. Employees may contribute up to 15% of their annual compensation and employer contributions are discretionary. The Partnership did not make any contributions to the Plan during the period from January 1, 1995 to September 20, 1995 and for the year ended December 31, 1994, respectively. Effective December 22, 1995, the Partnership terminated the Plan. Participants in the Plan were given the option to roll over their account balance into another qualified plan or to receive a lump-sum distribution to the Plan.


7.   COMMITMENTS AND CONTINGENCIES

     From time to time, the Partnership enters into servicing agreements with companies which service loans for others. The servicers handle the collection efforts on certain nonperforming loans and accounts receivable on the Partnership's behalf. Payments to the servicers vary depending on the servicing contract. Current contracts expire in 1995 but are automatically renewable at the option of the Partnership.

     The Partnership has a consulting agreement with an individual which provides for the payment of fees for services performed in connection with the acquisition of loan portfolios. Such fees are based on the portfolio purchase price and future collections. The Partnership recorded consulting expenses of $556,000 and $2,279,000 during the period from January 1, 1995 to September 20, 1995 and for the year ended December 31, 1994, respectively.

     The Partnership has a three-year employment agreement with an employee which provides for the payment of additional compensation based on future collections of loan portfolios identified by the employee. No additional compensation was paid to this individual during the period from January 1, 1995 to September 20, 1995 and for the year ended December 31, 1994, respectively.

     During August 1994, a subsidiary of the Partnership entered into a two-year Portfolio Flow Purchase Agreement whereby the subsidiary has a monthly commitment to purchase nonperforming loans meeting certain criteria for an agreed upon price up to a total purchase price of $1,000,000 per month . The purchases under the Portfolio Flow Purchase Agreement were $2,515,480 and $1,156,485 for the period from January 1, 1995 to September 20, 1995 and for the year ended December 31, 1994, respectively. The subsidiary also entered into certain Participation Agreements whereby from time to time it may sell (at its sole discretion) undivided interests in the loan portfolios purchased under the Portfolio Flow Purchase Agreement. The subsidiary records the loan portfolios purchased net of the participation interests sold.

     The Partnership is obligated under operating lease agreements with terms in excess of one year as follows (in thousands):

        1995                                     $   108
        1996                                         422
        1997                                         316
        1998                                         251
        1999 and thereafter                          349
                                                 -------
                                                 $ 1,446
                                                 =======


     Rent expense under operating leases was $200,680 and $118,806 for the period from January 1, 1995 to September 20, 1995 and for the year ended December 31, 1994, respectively.

     The Partnership is a party to certain legal matters arising in the ordinary course of business. In the opinion of management, none of these matters are expected to have a material effect on the financial position or results of operations of the Partnership.


8.   SUBSEQUENT EVENTS

     Pursuant to a Purchase Agreement dated September 21, 1995 (the "Purchase Agreement"), OSI Holdings Corp. (the "Company"), a Delaware corporation, acquired the Class A limited partnership interests in Account Portfolios, L.P. for 933,333 shares of the Company common stock and 266,667 shares of the Company 8% Non-Voting Cumulative Redeemable Exchangeable Preferred Stock. The Company contributed the Class A partnership interests, valued at $15.0 million, to Account Portfolios, Inc. ("AP, Inc."), a subsidiary of the Company. AP, Inc. acquired the Class B limited partnership interests in the Partnership for cash of approximately $28.8 million and notes of $35.0 million. Account Portfolios, G.P., Inc. ("APGP, Inc."), another subsidiary of the Company, acquired the general partnership interests of the Partnership and its subsidiaries for cash of approximately $1.2 million. The total value of this transaction was $80.0 million.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Outsourcing Solutions Inc.:

We have audited the consolidated financial statements of Outsourcing Solutions Inc. and its subsidiaries as of December 31, 1997 and 1996, and for each of the two years in the period ended December 31, 1997 and for the period from September 21, 1995 (date of inception) to December 31, 1995, and have issued our report thereon dated February 13, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Outsourcing Solutions Inc. and its subsidiaries, listed in the accompanying index at Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP
--------------------------
Deloitte & Touche LLP

St. Louis, Missouri
February 13, 1998

Outsourcing Solutions Inc. and Subsidiaries                          Schedule II
 Valuation and Qualifying Accounts and Reserves
 For the year ended December 31, 1997 and 1996
   and the period ended December 31, 1995
 (in thousands)



               Column A                Column B                  Column C                 Column D           Column E
               --------                ---------        ----------------------------      --------           --------
                                                                 Additions                  (B)
                                                        ----------------------------
                                        Balance                         Charged to        Deductions         Balance
                                       @ beg. of        Charged to         Other           (Please           @ end of
             Description                Period           Expense        Accounts (A)       explain)           Period
             -----------               ---------        ----------      ------------      ----------         --------
 Allowance for doubtful accounts:

                 1997                       641           367                 -             470                 538
                                           ====          ====               ====           ====                ====
                 1996                        -            117                671            147                 641
                                           ====          ====               ====           ====                ====
                 1995                        -             -                  -              -                   -
                                           ====          ====               ====           ====                ====


 (A) Payco balance at date of acquisition.
 (B) Accounts receivable write-offs and adjustments, net of recoveries.