Form 10-Q
period 1998-03-31
OUTSOURCING SOLUTIONS INC; PAYCO AMERICAN CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; ALASKA FINANCIAL SERVICES INC; SOUTHWEST CREDIT SERVICES INC; ACCOUNT PORTFOLIOS INC; ACCOUNT PORTFOLIOS LP; PAYCO GENERAL AMERICAN CREDITS INC
filed 1998-05-15
CIK 1027574, 76741, 1029300, 1029301, 1029303, 1029305, 1029306, 1029307, 1029308, 1029315

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998
                               ---------------------------

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    -------------------
                              File Number 333-16867

                           Outsourcing Solutions Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                    58-2197161
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation of organization)

390 South Woods Mill Road, Suite 350
       Chesterfield, Missouri                             63017
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]              No [ ]

As of March 31, 1998, the following shares of the Registrant's common stock were issued and outstanding:

   Voting common stock                             3,477,126.01
   Class A convertible nonvoting common stock        391,740.58
   Class B convertible nonvoting common stock        400,000.00
   Class C convertible nonvoting common stock      1,040,000.00
                                                   ------------
                                                   5,308,866.59

Transitional Small Disclosure       (check one): Yes [ ]      No [X]

                           OUTSOURCING SOLUTIONS INC.
                                AND SUBSIDIARIES

                                      INDEX

Part I.   Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets March 31, 1998
                   (unaudited)and December 31, 1997............................3

                   Condensed Consolidated Statements of Operations for
                   the three months ended March 31, 1998 and
                   1997 (unaudited)............................................4

                   Condensed Consolidated Statements of Cash Flows for
                   the three months ended March 31, 1998 and 1997
                   (unaudited).................................................5

                   Notes to Condensed Consolidated Financial Statements
                   (unaudited).................................................6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...............9

Part II.  Other Information...................................................10

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)
--------------------------------------------------------------------------------
                                                    March 31,       December 31,
                                                      1998            1997
                                                    Unaudited         Audited
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $ 14,936          $  3,217
  Cash and cash equivalents held for clients         26,735            20,762
  Current portion of purchased loans and
    accounts receivable portfolios                   43,611            42,915
  Accounts receivable - trade, less allowance
    for doubtful receivables of $1,231 and 538       41,560            27,192
  Other current assets                                5,827             2,119
                                                   --------          --------
         Total current assets                       132,669            96,205

PURCHASED LOANS AND ACCOUNTS RECEIVABLE
 PORTFOLIOS                                           25,375            19,537

PROPERTY AND EQUIPMENT, net                          44,397            32,563

INTANGIBLE ASSETS, net                              430,649           219,795

DEFERRED FINANCING COSTS, net                        14,788            12,517

OTHER ASSETS                                          8,375             1,073
                                                   --------          ---------

TOTAL                                              $656,253          $381,690
                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - trade                         $  5,439          $  6,977
  Collections due to clients                         26,735            20,762
  Accrued compensation                               16,008             8,332
  Other current liabilities                          56,436            26,131
  Current portion of long-term debt                  16,765            15,445
                                                   --------          --------
         Total current liabilities                  121,383            77,647

LONG-TERM DEBT                                      516,624           309,521

OTHER LONG-TERM LIABILITIES                          26,327              -

STOCKHOLDERS' EQUITY (DEFICIT):
  8%nonvoting cumulative redeemable exchange-
    able preferred stock; authorized 1,000,000
    shares, 973,322.32 and 935,886.85 shares,
    respectively, issued and outstanding, at
    liquidation value of $12.50 per share            12,167            11,699
  Voting common stock; $.01 par value;
    authorized 7,500,000 shares and 3,477,126.01
    and 3,477,126.01 shares, respectively,
    issued and outstanding                               35                35
  Class A convertible nonvoting common stock;
    $.01 par value; authorized 7,500,000
    shares, 391,740.58 shares issued and
    outstanding                                           4                 4
  Class B convertible nonvoting common stock;
    $.01 par value; authorized 500,000 shares,
    400,000 shares issued and outstanding                 4                 4
Class C convertible nonvoting common stock;
    $.01 par value; authorized 1,500,000 shares,
    1,040,000 shares issued and outstanding              10                10
Paid-in capital                                      66,958            66,958
Retained deficit                                    (87,259)          (84,188)
                                                    --------          --------
         Total stockholders' equity (deficit)        (8,081)           (5,478)
                                                    --------          --------

TOTAL                                               $656,253         $381,690
                                                    ========         =========

     See notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                1998      1997

REVENUES                                                      $114,826  $63,842

EXPENSES:
  Salaries and benefits                                         54,552   32,262
  Service fees and other operating and administrative
    expenses                                                    35,653   17,253
  Amortization of loans and accounts receivable purchased        9,040    8,546
  Amortization of goodwill and other intangibles                 3,495    8,011
  Depreciation expense                                           3,127    2,524
                                                               -------- --------

         Total expenses                                        105,867   68,596
                                                               --------  -------

OPERATING INCOME (LOSS)                                          8,959   (4,754)

INTEREST EXPENSE - Net                                          11,224     6,523
                                                               --------  -------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                  (2,265) (11,277)

INCOME TAX BENEFIT                                                 -     (3,496)

MINORITY INTEREST                                                  572      -
                                                               --------  -------

NET LOSS                                                        (2,837)  (7,781)

PREFERRED STOCK DIVIDEND REQUIREMENTS                              234      195
                                                               --------  -------

NET LOSS TO COMMON STOCKHOLDERS                                $(3,071) $(7,976)
                                                               ======== ========

     See notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands except share amounts)
--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                1998      1997

OPERATING ACTIVITIES:
  Net loss                                                   $ (2,837) $ (7,781)
  Adjustments to reconcile net loss to net cash provided
    by (used in)operating activities:
    Depreciation and amortization                               7,286    11,039
    Amortization of loans and accounts receivable purchased     9,040     8,546
    Deferred taxes                                                -      (3,496)
    Minority interest                                             572       -
    Change in assets and liabilities:
      Other current assets                                       (949)   (1,003)
      Accounts payable and other current liabilities           (4,309)   (1,580)
                                                             --------- ---------
         Net cash provided by operating activities              8,803     5,725
                                                             --------- ---------

INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash acquired            (163,670)      -
  Purchase of loans and accounts receivable portfolios        (15,574)   (9,217)
  Acquisition of property and equipment                        (2,856)   (1,753)
                                                             --------- ---------
         Net cash used in investing activities               (182,100)  (10,970)
                                                             --------- ---------

FINANCING ACTIVITIES:
  Proceeds from term loans                                    225,469       -
  Borrowings under revolving credit agreement                  73,400     5,000
  Repayments under revolving credit agreement                 (87,000)      -
  Repayments of debt                                          (23,918)   (2,409)
  Deferred financing fees                                      (2,935)     (210)
                                                             --------- ---------
         Net cash provided by financing activities            185,016     2,381
                                                             --------- ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           11,719    (2,864)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  3,217    14,497
                                                             --------- ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 14,936  $ 11,633
                                                             --------- ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during period for interest                       $  3,319  $  2,356
                                                             ========= =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES - During the three months ended March 31, 1998 and 1997, the Company paid preferred stock dividends of $468 and $433, respectively, through the issuance of 37,435.47 shares and 34,611.20 shares of preferred stock, respectively.

     See notes to the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For purposes of comparability, certain prior year amounts have been reclassified to conform with current year presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997.


NOTE 2.  ACQUISITION

On January 23, 1998, the Company acquired through a tender offer approximately 77% of the outstanding shares of The Union Corporation's ("Union") common stock for $31.50 per share. The merger was completed on March 31, 1998. The aggregate purchase price of the Union acquisition was approximately $230,000 including transaction fees, assumed liabilities, and certain adjustments to conform to the Company's accounting policies. The Company financed the acquisition with funds provided by the Second Amended and Restated Credit Agreement (as defined herein). Union furnishes a broad range of credit and receivables management outsourcing services and management and collection of accounts receivable. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated based upon the estimated fair value of the assets acquired. This treatment resulted in approximately $213,600 of goodwill that will be amortized over 30 years using the straight-line method. Union's operating results have been included in the Company's consolidated results since January 23, 1998, recognizing the minority interest through the completion date of the merger.

The unaudited pro forma consolidated financial data presented below gives effect to the Union acquisition and the North Shore Agency and Accelerated Bureau of Collections acquisitions that occurred in the fourth quarter of 1997, as if such acquisitions had occurred as of January 1, 1997. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma consolidated financial data do not purport to represent what the Company's financial position or results of operations would have been if consummation of the acquisitions of Union, North Shore Agency and Accelerated Bureau of Collections had occurred on the date indicated or which may be achieved in the future. Except for the elimination of costs associated with duplicative administrative functions and facilities based upon actions actually taken as of the close of the transaction, anticipated cost savings have not been reflected in this presentation. The unaudited pro forma consolidated financial data should be read in conjunction with the historical consolidated financial statements and accompanying notes for Company, Union (filed separately), North Shore Agency and Accelerated Bureau of Collections.

                                                          For the three months
                                                              Ended March 31,
                                                        ------------------------
                                                          1998          1997
                                                          ----          ----
Revenues                                                $122,180       $114,101
                                                        =========      =========
Net loss                                                $ (3,958)      $ (8,682)
                                                        =========      =========

NOTE 3.  DEBT

On January 26, 1998, the Company entered into a Second Amended and Restated Credit Agreement ("Agreement"). This Agreement amended the existing credit agreement. The Agreement consists of $412,422 term loan facility and a $58,000 revolving credit facility.

The term loan facility consists of a term loan of $62,500 ("Term Loan A"), a term loan of $124,922 ("Term Loan B") and a term loan of $225,000 ("Term Loan C"), which mature on October 15, 2001, 2003 and 2004, respectively. The Company is required to make quarterly principal repayments on each term loan. Term Loan A bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate, plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%. Term Loans B and C bear interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate, plus 2.0% or (b) at the reserve adjusted Eurodollar rate plus 3.0%.

The revolving facility has a term of five years and is fully revolving until October 15, 2001. The revolving credit facility bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate, plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%.

The  Agreement  is  guaranteed  by  all  of  the  Company's   present   domestic
subsidiaries and is secured by all of the stock of the Company's present domestic subsidiaries and by substantially all of the Company's domestic property assets. The Agreement contains certain covenants the more significant of which limit dividends, asset sales, acquisitions and additional indebtedness, as well as requiring the Company to satisfy certain financial performance ratios.

On March 31, 1998, as required by the Agreement, the Company entered into an interest rate swap agreement with a notional principal value of $32,000 for the purpose of managing interest rate risk on a portion of floating-rate long-term debt. The swap agreement fixes the interest rate on certain variable-rate debt at a rate of 9.105%. The contract has a maturity date of March 31, 2001. The Company's credit exposure on the swap is limited to the value of the swap, if such swap is in a favorable position to the Company.


NOTE 4.  LITIGATION

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's business. In addition, as a result of the Union acquisition, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company has established, with input from environmental and legal experts, accruals for matters that are in its view probable and reasonably estimable. Based on information presently available and expert input provided, management believes that existing accruals are sufficient to satisfy any known environmental liabilities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended March 31, 1998 were $114.8 million compared with $63.8 million in the same period last year - an increase of 79.9%. The revenue increase of $51.0 million was due to increased fee services and portfolio collection revenues of $3.9 million - an increase of 6.1% over last year, and $47.1 million from the acquisitions of Union, North Shore Agency and Accelerated Bureau of Collections. Revenues from fee services were $87.8 million for the three months ended March 31, 1998 compared to $44.1 million in the comparable period in 1997. The increase in fee revenues was due to a 3.5% increase in existing business and $42.2 million from the three acquisitions. Revenues from purchased portfolios increased to $18.5 million for the quarter ended March 31, 1998 compared to $15.7 million in 1997 - up 17.8%. The increased revenue resulted from additional portfolio purchases and higher strategic sales of portfolios. The outsourcing revenue of $8.5 million compared favorably to prior year of $4.0 million due to the Union acquisition.

Operating expenses for the three months ended March 31, 1998 were $105.9 million compared to $68.6 million for the comparable period in 1997 - an increase of $37.3 million. Operating expenses, exclusive of amortization and depreciation charges, were $90.2 million for the three months ended March 31, 1998 and $49.5 million for the comparable period in 1997. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted primarily from the three acquisitions as well as higher collection-related expenses due to the increased revenue. Of the $105.9 million in operating expenses for the three months ended March 31, 1998, $15.7 million was attributable to amortization and depreciation charges compared to $19.1 million for the same period last year. The lower amortization and depreciation charges were due to no account inventory amortization in 1998 since account inventory was fully amortized at December 31, 1997 offset partially by increased depreciation and amortization of goodwill related to the three acquisitions.

As a result of the above, the Company generated operating income of $9.0 million for the three months ended March 31, 1998 compared to an operating loss of $4.8 million for the comparable period in 1997.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the quarter ended March 31, 1998 was $24.6 million compared to $14.3 million in 1997. The increase of $10.3 million consisted of $9.1 million as a result of the three acquisitions and $1.2 million from the increased revenue of $3.9 million - a 30.8% margin.

Interest expense, net for the three months ended March 31, 1998 was $11.2 million compared to $6.5 million for the comparable period in 1997. The increase was primarily due to additional indebtedness incurred to finance the Union, North Shore Agency and Accelerated Bureau of Collections acquisitions.

Consistent with management's assessment made in the fourth quarter of 1997, the potential tax benefits generated by additional net operating loss carryovers or the future reversal of the net deductible temporary differences for the three months ended March 31, 1998 were fully offset by valuation allowances of $0.9 million.

Minority interest in earnings in 1998 resulted from the Union acquisition. On January 23, 1998, the Company acquired through a tender offer approximately 77% of the outstanding common stock of Union. The purchase of all outstanding common stock of Union was completed on March 31,1998. The Company recognized minority interest in earnings of Union during the period from January 23, 1998 to March 31, 1998.

Due to the factors stated above, the net loss for the quarter ended March 31, 1998 was $2.8 million compared to $7.8 million for the comparable period in 1997
- an improvement of $5.0 million.


Financial Condition, Liquidity and Capital Resources

At March 31, 1998, the Company had cash and cash equivalents of $14.9 million. The Company has a $58.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of March 31, 1998, the Company had outstanding $18.3 million under the revolving credit facility leaving $38.7 million, after outstanding letters of credit, available under the revolving credit facility.

Since December 31, 1997, cash and cash equivalents increased $11.7 million primarily due to cash provided by operations and financing activities of $8.8 million and $185.0 million, respectively, offset by cash utilized for the Union acquisition of $163.7 million and purchases of loans and accounts receivable portfolios of $15.6 million. The Company also held $26.7 million of cash for clients in restricted trust accounts at March 31, 1998.

For the first three months in 1998, the Company made capital expenditures of $2.9 million primarily for the replacement and upgrading of equipment and expansion of the Company's information services systems. The Company anticipates spending approximately $17.0 million during 1998.

All of the statements in this document other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. There can be no assurances that the Company's actual results will be materially consistent with such forward-looking information. Factors and uncertainties that could affect the outcome of such forward-looking statements include, among others, market and industry conditions, increased competition, changes in governmental regulations, general economic conditions, pricing pressures, and the Company's ability to continue its growth and expand successfully into new markets and services. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's business. In addition, as a result of the Union acquisition, the Company is a party to several environmental remediation investigations and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company has established accruals for such environmental matters that are in its view probable and reasonably estimable.

Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities.
Further,   any  additional  liability  that  may  ultimately  result  from  the resolution of these matters is not expected to have a material effect on the Company's business, financial condition or results of operations. Additionally, there have been no material developments in proceedings since previously reported in the Company's Form 10-K for the year ended December 31, 1997.


Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on  Form 8-K

         (a)  Exhibits

              Exhibit 27 Financial Data Schedule (Unaudited)

         (b)  Reports on Form 8-K

              During the quarter, the following reports on Form 8-K were filed:

                   Report on Form 8-K filed February 6, 1998.

                   Report on Form 8-K/A filed April 8, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            OUTSOURCING SOLUTIONS INC.
                              (Registrant)


                            /s/ TIMOTHY G. BEFFA
                            -----------------------------------------------
                            Timothy G. Beffa
                            President and Chief Executive Officer


                            /s/ DANIEL J. DOLAN
                            -----------------------------------------------
                            Daniel J. Dolan
                            Executive Vice President and Chief Financial Officer


Date:  May 14, 1998