Form 10-Q
period 1998-06-30
OUTSOURCING SOLUTIONS INC; PAYCO AMERICAN CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; ALASKA FINANCIAL SERVICES INC; SOUTHWEST CREDIT SERVICES INC; ACCOUNT PORTFOLIOS INC; ACCOUNT PORTFOLIOS LP; PAYCO GENERAL AMERICAN CREDITS INC
filed 1998-08-13
CIK 1027574, 76741, 1029300, 1029301, 1029303, 1029305, 1029306, 1029307, 1029308, 1029315

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ---------    ---------

                          Commission file number         333-16867
                                                         ---------

                           Outsourcing Solutions Inc.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     58-2197161
 ------------------------------------------            -----------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

    390 South Woods Mill Road, Suite 350
           Chesterfield, Missouri                                63017
 ------------------------------------------            -----------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022
                                                     --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X    No
                             -----     -----
As of June 30, 1998, the following shares of the Registrant's common stock were issued and outstanding:


Voting common stock                                    3,477,126.01
Class A convertible nonvoting common stock               391,740.58
Class B convertible nonvoting common stock               400,000.00
Class C convertible nonvoting common stock             1,040,000.00
                                                       -------------
                                                       5,308,866.59
                                                       ============

Transitional Small Disclosure       (check one):   Yes [   ]   No    [ X ]
                              -----                     ---           ---

                           OUTSOURCING SOLUTIONS INC.
                                AND SUBSIDIARIES



                                      INDEX


Part I. Financial Information

    Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets
                  June 30, 1998 (unaudited) and
                  December 31, 1997.......................................     3


                  Condensed Consolidated Statements of
                  Operations for the three and six months
                  ended June 30, 1998 and 1997 (unaudited)................     4


                  Condensed Consolidated Statements of Cash
                  Flows for the six months ended June 30, 1998
                  and 1997 (unaudited)....................................     5


                  Notes to Condensed Consolidated Financial
                  Statements (unaudited)..................................     6


    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........     9

Part II.      Other Information..........................................     12



                  OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands except share and per share amounts)


                                                       June 30,   December 31,
                                                         1998        1997
                                                      Unaudited     Audited
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                          $  14,818    $   3,217
  Cash and cash equivalents held for clients            27,212       20,762
  Current portion of purchased loans
    and accounts receivable portfolios                  40,537       42,915
  Accounts receivable - trade, less allowance
    for doubtful receivables of $1,385 and $438         39,220       27,192
  Other current assets                                   7,540        2,119
                                                     ----------   ----------
    Total current assets                               129,327       96,205

PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS      23,009       19,537
PROPERTY AND EQUIPMENT, net                             45,334       32,563
INTANGIBLE ASSETS, net                                 426,581      219,795
DEFERRED FINANCING COSTS, net                           14,100       12,517
OTHER ASSETS                                               453        1,073
                                                     ----------   ----------
TOTAL                                                $ 638,804    $ 381,690
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - trade                           $   7,347    $   6,977
  Collections due to clients                            27,212       20,762
  Accrued compensation                                  13,834        8,332
  Other current liabilities                             50,792       26,131
  Current portion of long-term debt                     16,713       15,445
                                                     ----------   ----------
    Total current liabilities                          115,898       77,647

LONG-TERM DEBT                                         510,222      309,521
OTHER LONG-TERM LIABILITIES                             23,903            -
STOCKHOLDERS' EQUITY (DEFICIT):
  8% nonvoting cumulative redeemable
    exchangeable preferred stock; authorized
    1,000,000 shares, 973,322.32 and 935,886.85
    shares, respectively, issued and outstanding,
    at liquidation value of $12.50 per share            12,167       11,699
  Voting common stock; $.01 par value; authorized
    7,500,000 shares, 3,477,126.01 shares issued
    and outstanding                                         35           35
  Class A convertible nonvoting common stock;
    $.01 par value; authorized 7,500,000 shares,
    391,740.58 shares issued and outstanding                 4            4
  Class B convertible nonvoting common stock;
    $.01 par value; authorized 500,000 shares,
    400,000 shares issued and outstanding                    4            4
  Class C convertible nonvoting common stock;
    $.01 par value; authorized 1,500,000 shares,
    1,040,000 shares issued and outstanding                 10           10
  Paid-in capital                                       66,958       66,958
  Retained deficit                                     (90,397)     (84,188)
                                                     ----------   ----------
    Total stockholders' equity (deficit)               (11,219)      (5,478)
                                                     ----------   ----------
TOTAL                                                $ 638,804    $ 381,690
                                                     ==========   ==========

See notes to the unaudited condensed consolidated financial statements.



                  OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In thousands)
                                      Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                        1998       1997      1998       1997

REVENUES                              $123,905  $ 66,284    $238,731  $130,126

EXPENSES:
  Salaries and benefits                 58,601    32,538     113,153    64,800
  Service fees and other operating
    and administrative expenses         34,317    16,315      69,970    33,568
  Amortization of loans and accounts
    receivable purchased                13,318     9,490      22,358    18,036
  Amortization of goodwill and other
    intangibles                          4,048     7,965       7,543    15,976
  Depreciation expense                   3,350     2,533       6,477     5,057
                                      --------- ---------   --------- --------
     Total expenses                    113,634    68,841     219,501   137,437
                                      --------- ---------   --------- --------

OPERATING INCOME (LOSS)                 10,271    (2,557)     19,230    (7,311)
INTEREST EXPENSE - Net                  13,166     7,274      24,390    13,797
                                      --------- ---------   --------- --------
LOSS BEFORE INCOME TAXES
    AND MINORITY INTEREST               (2,895)   (9,831)     (5,160)  (21,108)
INCOME TAX BENEFIT                           -    (3,333)          -    (6,829)
MINORITY INTEREST                            -         -         572         -
                                      --------- ---------   --------- --------
NET LOSS                                (2,895)   (6,498)     (5,732)  (14,279)
PREFERRED STOCK DIVIDEND REQUIREMENTS      243       225         477       420
                                      --------- ---------   --------- --------
NET LOSS TO COMMON STOCKHOLDERS       $ (3,138) $ (6,723)   $ (6,209) $(14,699)
                                      ========= =========   ========= =========


See notes to the unaudited condensed consolidated financial statements.



                  OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      (In thousands except share amounts)
                                                          Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                          1998         1997
OPERATING ACTIVITIES:
  Net loss                                             $ (5,732)    $(14,279)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                          15,400       21,945
  Amortization of loans and accounts receivable
    purchased                                            22,358       18,036
  Deferred taxes                                              -       (6,829)
  Minority interest                                         572            -
  Change in assets and liabilities:
  Other current assets                                    6,490       (2,971)
  Accounts payable and other current liabilities         (8,411)     (10,053)
                                                       ---------    ---------
    Net cash provided by operating activities            30,677        5,849
                                                       ---------    ---------

INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash acquired      (167,208)           -
  Purchase of loans and accounts receivable
    portfolios                                          (23,258)     (24,928)
  Acquisition of property and equipment                  (7,145)      (3,597)
                                                       ---------    ---------
    Net cash used in investing activities              (197,611)     (28,525)
                                                       ---------    ---------

FINANCING ACTIVITIES:
  Proceeds from term loans                              225,469       21,450
  Borrowings under revolving credit agreement           116,500        5,000
  Repayments under revolving credit agreement          (132,350)      (5,000)
  Repayments of debt                                    (28,121)      (4,816)
  Deferred financing fees                                (2,963)        (420)
                                                       ----------   ---------
     Net cash provided by financing activities          178,535       16,214
                                                       ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     11,601       (6,462)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,217       14,497
                                                       ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 14,818     $  8,035
                                                       =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                 $ 18,823     $  8,609
                                                       =========    =========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES - During the six months ended June 30, 1998 and 1997, the Company paid preferred stock dividends of $468 and $433, respectively, through the issuance of 37,435.47 shares and 34,611.20 shares of preferred stock, respectively.

See notes to the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For purposes of comparability, certain prior year and prior quarter amounts have been reclassified to conform with current quarter and year to date presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997.


NOTE 2.  ACQUISITION

On January 23, 1998, the Company acquired through a tender offer approximately 77% of the outstanding shares of The Union Corporation's ("Union") common stock for $31.50 per share. The merger was completed on March 31, 1998. The aggregate purchase price of the Union acquisition was approximately $230,000 including transaction fees, assumed liabilities, and certain adjustments to conform to the Company's accounting policies. The Company financed the acquisition with funds provided by the Second Amended and Restated Credit Agreement (as defined herein). Union furnishes a broad range of credit and receivables management outsourcing services as well as management and collection of accounts receivable. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated based upon the estimated fair value of the net assets acquired. This treatment resulted in approximately $214,025 of goodwill that will be amortized over 30 years using the straight-line method. Union's operating results have been included in the Company's consolidated results since January 23, 1998, recognizing the minority interest through the completion date of the merger.

The unaudited proforma consolidated financial data presented below gives effect to the Union acquisition as well as the North Shore Agency and Accelerated Bureau of Collections acquisitions that occurred in the fourth quarter of 1997, as if such acquisitions had occurred as of the beginning of each period presented. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma consolidated financial data does not purport to represent what the Company's financial position or results of operations would have been if consummation of the acquisitions of Union, North Shore Agency and Accelerated Bureau of Collections had occurred on the date indicated or what may be achieved in the future. Except for the elimination of costs associated with duplicative administrative functions and facilities based upon actions actually taken as of the close of the transactions, anticipated cost savings have not been reflected in this presentation. The unaudited pro forma consolidated financial data should be read in conjunction with the historical consolidated financial statements and accompanying notes for the Company, Union, North Shore Agency and Accelerated Bureau of Collections.


                For the three months              For the six months
                   Ended June 30,                    Ended June 30,
                1998           1997                 1998         1997

 Revenues       $123,905       $114,220            $246,085      $228,321
                ========       ========            ========      ========

 Net loss       $(2,895)       $(7,238)            $(6,853)      $(15,920)
                ========       ========            ========      ========



NOTE 3.  DEBT

On January 26, 1998, the Company entered into a Second Amended and Restated Credit Agreement ("Agreement") with a group of banks to fund the Union acquisition. This Agreement amended the Company's existing credit agreement. The Agreement consists of a $412,422 term loan facility and a $58,000 revolving credit facility.

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

The revolving credit facility has a term of five years and is fully revolving until October 15, 2001. The revolving credit facility bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate, plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%.

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

On April 17, 1998 and May 27, 1998, as required by the Agreement, the Company entered into interest rate collar agreements with a notional principal value of $35,000 and $33,000, respectively, for the purpose of managing interest rate risk on a portion of floating-rate long-term debt. The collar agreements fix the interest rate on certain variable-rate debt to a range of 6.50% to 8.58%. The contracts have a maturity date of April 17, 2001 and February 27, 2001, respectively. The Company is exposed to credit loss in the event of nonperformance by counterparties to the collar agreements.


NOTE 4.  LITIGATION

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's business. In addition, as a result of the Union acquisition, the Company is a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company has established, with input from environmental and legal experts, accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities.


NOTE 5.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Company's consolidated financial statements for the three month and six month periods ended June 30, 1998 and 1997. Comprehensive loss for the three month and six month periods ended June 30, 1998 and 1997 were equal to the Company's net loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Revenues for the three months ended June 30, 1998 were $123.9 million compared with $66.3 million in the same period last year - an increase of 86.9%. The revenue increase of $57.6 million was due to increased fee services and portfolio sales revenues of $5.3 million - an increase of 7.9% over last year, and $52.3 million from the acquisitions of Union, North Shore Agency and Accelerated Bureau of Collections. Revenues from fee services were $87.7 million for the three months ended June 30, 1998 compared to $38.8 million in the comparable period in 1997. The increase in fee revenues was due to a 7.2% increase in existing business and $46.1 million from the three acquisitions. Revenues from purchased portfolios increased to $21.3 million for the quarter ended June 30, 1998 compared to $17.5 million in 1997 - an increase of 22.1%. The increased revenue resulted from both higher collection revenue and strategic sales of portfolios. The outsourcing revenue of $14.9 million compared favorably to prior year of $10.0 million due primarily to the Union acquisition.

Operating expenses for the three months ended June 30, 1998 were $113.6 million compared to $68.8 million for the comparable period in 1997 - an increase of $44.8 million. Operating expenses, exclusive of amortization and depreciation charges, were $92.9 million for the three months ended June 30, 1998 and $48.9 million for the comparable period in 1997. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted from the three acquisitions. Of the $113.6 million in operating expenses for the three months ended June 30, 1998, $20.7 million was attributable to amortization and depreciation charges compared to $19.9 million for the same period last year. The higher amortization and depreciation charges were due to increased portfolio amortization resulting from increased portfolio revenue as well as increased depreciation and amortization of goodwill related to the three acquisitions offset partially by no account placement inventory amortization in 1998 since account placement inventory was fully amortized as of December 31, 1997.

As a result of the above, the Company generated operating income of $10.3 million for the three months ended June 30, 1998 compared to an operating loss of $2.5 million for the comparable period in 1997.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the quarter ended June 30, 1998 was $31.0 million compared to $17.4 million in 1997. The increase of $13.6 million consisted of $8.9 million as a result of the three acquisitions and $4.7 million primarily from the increased fee and portfolio revenues of $5.3 million.

Interest expense, net for the three months ended June 30, 1998 was $13.2 million compared to $7.3 million for the comparable period in 1997. The increase was primarily due to additional indebtedness incurred to finance the Union, North Shore Agency and Accelerated Bureau of Collections acquisitions.

Consistent with management's assessment made in the fourth quarter of 1997, the potential tax benefits generated by additional net operating loss carryovers or the future reversal of the net deductible temporary differences for the three months ended June 30, 1998 were fully offset by valuation allowances of $1.2 million.

Due to the factors stated above, the net loss for the quarter ended June 30, 1998 was $2.9 million compared to $6.5 million for the comparable period in 1997
- an improvement of $3.6 million.

    Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues for the six months ended June 30, 1998 were $238.7 million compared with $130.1 million in the same period last year - an increase of 83.5%. The revenue increase of $108.6 million was due to increased fee services and portfolio sales revenues of $9.2 million - an increase of 7.0% over last year, and $99.4 million from the acquisitions of Union, North Shore Agency and Accelerated Bureau of Collections. Revenues from fee services were $170.5 million for the six months ended June 30, 1998 compared to $77.2 million in the comparable period in 1997. The increase in fee revenues was due to a 6.5% increase in existing business and $88.3 million from the three acquisitions. Revenues from purchased portfolios increased to $39.8 million for the six months ended June 30, 1998 compared to $33.2 million in 1997 - up 20.2%. The increased revenue resulted from both higher collection revenue and strategic sales of portfolios. The outsourcing revenue of $28.4 million compared favorably to prior year of $19.7 million due primarily to the Union acquisition.

Operating expenses for the six months ended June 30, 1998 were $219.5 million compared to $137.4 million for the comparable period in 1997. Operating expenses, exclusive of amortization and depreciation charges, were $183.1 million for the six months ended June 30, 1998 and $98.4 million for the comparable period in 1997. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted primarily from the three acquisitions as well as higher collection-related expenses due to the increased revenues. Of the $219.5 million in operating expenses for the six months ended June 30, 1998, $36.4 million was attributable to amortization and depreciation charges compared to $39.1 million for the same period last year. The lower amortization and depreciation charges resulted from no account placement inventory amortization in 1998 ($12.1 million in 1997) since account placement inventory was fully amortized as of December 31, 1997 offset partially by depreciation and amortization of goodwill related to the three acquisitions and increased portfolio amortization resulting from increased portfolio revenue.

As a result of the above, the Company generated operating income of $19.2 million for the six months ended June 30, 1998 compared to an operating loss of $7.3 million for the comparable period in 1997.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the six months ended June 30, 1998 was $55.6 million compared to $31.7 million in 1997. The increase of $23.9 million consisted of $17.6 million as a result of the three acquisitions and $6.3 million primarily from the increased fee and portfolio revenues of $9.2 million.

Interest expense, net for the six months ended June 30, 1998 was $24.4 million compared to $13.8 million for the comparable period in 1997. The increase was primarily due to additional indebtedness incurred to finance the Union, North Shore Agency and Accelerated Bureau of Collections acquisitions.

Consistent with management's assessment made in the fourth quarter of 1997, the potential tax benefits generated by additional net operating loss carryovers or the future reversal of the net deductible temporary differences for the six months ended June 30, 1998 were fully offset by valuation allowances of $2.1 million.

Minority interest in earnings in 1998 resulted from the Union acquisition. On January 23, 1998, the Company acquired approximately 77% of the outstanding common stock of Union through a tender offer. The purchase of all outstanding common stock of Union was completed on March 31, 1998. The Company recognized minority interest in earnings of Union during the period from January 23, 1998 to March 31, 1998.

Due to the above, the net loss for the six months ended June 30, 1998 was $5.7 million compared to $14.3 million for the comparable period in 1997 - an improvement of $8.6 million.


Financial Condition, Liquidity and Capital Resources

At June 30, 1998, the Company had cash and cash equivalents of $14.8 million. In addition, the Company has a $58.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of June 30, 1998, the Company had outstanding $16.0 million under the revolving credit facility leaving $40.4 million, after outstanding letters of credit, available under the revolving credit facility.

Since December 31, 1997, cash and cash equivalents increased $11.6 million primarily due to cash provided by operations and financing activities of $30.7 million and $178.5 million, respectively, offset by cash utilized for the Union acquisition of $164.7 million, purchases of loans and accounts receivable portfolios of $23.3 million and capital expenditures of $7.1 million. The Company also held $27.2 million of cash for clients in restricted trust accounts at June 30, 1998.

For the first six months in 1998, the Company made capital expenditures of $7.1 million primarily for the replacement and upgrading of equipment and expansion of the Company's information services systems. The Company anticipates spending approximately $18.0 million for 1998.

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

As described in the Company's March 31, 1997 10-Q and December 31, 1997 10-K filings, Transamerica Business Credit Corporation ("Transamerica") filed a cross-claim against the Company's wholly-owned subsidiary, Payco-General American Credits, Inc. seeking judgment against them for any liability, loss cost or expense Transamerica has or will occur in connection with alleged violations of the Fair Debt Collection Practices Act and Alabama State law by Payco-General American Credits, Inc. in performing collection services on behalf of Transamerica. Payco-General American Credits, Inc. in turn, filed a similar claim against Transamerica. On July 1, 1998, Payco-General American Credits, Inc. and Transamerica entered into a settlement agreement whereby each party released the other from any claims and pursuant to which Payco-General American Credits, Inc. paid $1.5 million.


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a).   Exhibits

                Exhibit 27 Financial Date Schedule (Unaudited)

         (b).   Reports on Form 8-K

                Form 8-K/A filed April 8, 1998 amending the Form 8-K filed February 6, 1998. The Form 8-K/A amended Item 7 and included pro forma financial information reflecting the Union acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      OUTSOURCING SOLUTIONS INC.
                                      (Registrant)



                                      /s/   TIMOTHY G. BEFFA
                                      -------------------------------
                                      Timothy G. Beffa
                                      President and Chief Executive Officer



                                      /s/   DANIEL J. DOLAN
                                      -------------------------------
                                      Daniel J. Dolan
                                      Executive Vice President
                                      and Chief Financial Officer


                                      /s/   DANIEL T. PIJUT
                                      -------------------------------
                                      Daniel T. Pijut
                                      Vice President, Corporate Controller
                                      and Chief Accounting Officer

Date:    August 13, 1998