Form 10-Q/A
period 1998-06-30
OUTSOURCING SOLUTIONS INC; PAYCO AMERICAN CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; ALASKA FINANCIAL SERVICES INC; SOUTHWEST CREDIT SERVICES INC; ACCOUNT PORTFOLIOS INC; ACCOUNT PORTFOLIOS LP; PAYCO GENERAL AMERICAN CREDITS INC
filed 1998-08-14
CIK 1027574, 76741, 1029300, 1029301, 1029303, 1029305, 1029306, 1029307, 1029308, 1029315

Form 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

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

                           OUTSOURCING SOLUTIONS INC.
                                AND SUBSIDIARIES



                                      INDEX

Item 6.  Exhibits and Reports on Form 8-K

         (a).   Exhibits

                Amended Exhibit 27 Financial Date Schedule (Unaudited)

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



Date:    August 14, 1998