Form 10-Q
period 1998-09-30
OUTSOURCING SOLUTIONS INC; PAYCO AMERICAN CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; ALASKA FINANCIAL SERVICES INC; SOUTHWEST CREDIT SERVICES INC; ACCOUNT PORTFOLIOS INC; ACCOUNT PORTFOLIOS LP; PAYCO GENERAL AMERICAN CREDITS INC
filed 1998-11-16
CIK 1027574, 76741, 1029300, 1029301, 1029303, 1029305, 1029306, 1029307, 1029308, 1029315

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------     ------------

               Commission File Number     333-16867
                                          ---------

                     Outsourcing Solutions Inc.
      -----------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Delaware                               58-2197161
---------------------------------           ----------------------
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)             Identification Number)

390 South Woods Mill Road, Suite 350
     Chesterfield, Missouri                         63017
---------------------------------------     ----------------------
(Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code:  (314)576-0022
                                                     -------------

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X         No
                  ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                            Outstanding at
             Class                                        September 30, 1998
------------------------------------------                ------------------
Voting common stock                                          3,477,126.01
Class A convertible nonvoting common stock                     391,740.58
Class B convertible nonvoting common stock                     400,000.00
Class C convertible nonvoting common stock                   1,040,000.00
                                                             ------------
                                                             5,308,866.59
                                                             ============

Transitional Small Disclosure        (check one):  Yes   [    ]     No    [ X  ]
                              -------                     ----             ----

                  OUTSOURCING SOLUTIONS INC.
                       AND SUBSIDIARIES



                       TABLE OF CONTENTS


Part I.  Financial Information                                              Page
                                                                            ----

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 1998 (unaudited) and December 31, 1997 .............  3


           Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 1998
           and 1997 (unaudited) .............................................  4


           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1998 and 1997 (unaudited) ........  5


           Notes to Condensed Consolidated Financial Statements (unaudited)..  6


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  9



Part II.  Other Information  ................................................ 14

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands except share and per share amounts)

                                                                              September 30,    December 31,
                                                                                  1998             1997
                                                                                Unaudited        Audited
                                                                              ------------     ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                   $  9,356         $  3,217
    Cash and cash equivalents held for clients                                    24,392           20,762
    Current portion of purchased loans and accounts receivable portfolios         41,063           42,915
    Accounts receivable - trade, less allowance for doubtful                      40,026           27,192
      receivables of $1,276 and $538
    Other current assets                                                           7,573            2,119
                                                                                --------         --------
      Total current assets                                                       122,410           96,205

PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS                                24,769           19,537

PROPERTY AND EQUIPMENT, net                                                       45,323           32,563

INTANGIBLE ASSETS, net                                                           422,657          219,795

DEFERRED FINANCING COSTS, net                                                     13,452           12,517

OTHER ASSETS                                                                         370            1,073
                                                                                --------         --------
TOTAL                                                                           $628,981         $381,690
                                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable - trade                                                    $  8,326         $  6,977
    Collections due to clients                                                    24,392           20,762
    Accrued compensation                                                          15,610            8,332
    Other current liabilities                                                     46,957           26,131
    Current portion of long-term debt                                             16,661           15,445
                                                                                --------         --------
      Total current liabilities                                                  111,946           77,647

LONG-TERM DEBT                                                                   512,068          309,521

OTHER LONG-TERM LIABILITIES                                                       23,160               --

STOCKHOLDERS' EQUITY (DEFICIT):
    8% nonvoting cumulative redeemable exchangeable preferred stock;              12,167           11,699
      authorized 1,000,000 shares,973,322.32 and 935,886.85 shares, respectively, issued and outstanding, at liquidation value of
      $12.50 per share
    Voting common stock; $.01 par value; authorized 7,500,000 shares,                 35               35
      3,477,126.01 shares issued and outstanding
    Class A convertible nonvoting common stock; $.01 par value;                        4                4
      authorized 7,500,000 shares, 391,740.58 shares issued and outstanding
    Class B convertible nonvoting common stock; $.01 par value;                        4                4
      authorized 500,000 shares, 400,000 shares issued and outstanding
    Class C convertible nonvoting common stock; $.01 par value;                       10               10
      authorized 1,500,000 shares, 1,040,000 shares issued and outstanding
    Paid-in capital                                                               66,958           66,958
    Retained deficit                                                             (97,371)         (84,188)
                                                                                --------         --------
      Total stockholders' equity (deficit)                                       (18,193)          (5,478)
                                                                                --------         --------
TOTAL                                                                           $628,981         $381,690
                                                                                ========         ========


                         The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

                                                        Three Months Ended          Nine Months Ended
                                                          September 30,              September 30
                                                       --------------------       ---------------------
                                                         1998         1997          1998         1997

REVENUES                                               $119,903     $67,537       $358,634     $197,663

EXPENSES:
    Salaries and benefits                                58,050      32,218        171,203       97,018
    Service fees and other operating and                 35,130      16,314        105,100       49,882
      administrative expenses
    Amortization of loans and accounts                   12,840      13,138         35,198       31,174
      receivable purchased
    Amortization of goodwill and other intangibles        4,045       5,293         11,588       21,269
    Depreciation expense                                  3,486       2,558          9,963        7,615
                                                        -------     -------      ---------    ---------
      Total expenses                                    113,551      69,521        333,052      206,958
                                                        -------     -------      ---------    ---------

OPERATING INCOME (LOSS)                                   6,352      (1,984)        25,582       (9,295)

INTEREST EXPENSE - Net                                   13,164       7,153         37,554       20,950
                                                        -------     -------      ---------    ---------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST           (6,812)     (9,137)       (11,972)     (30,245)

INCOME TAX BENEFIT                                           --      (2,797)            --       (9,626)

MINORITY INTEREST                                            --          --            572           --
                                                        -------     -------      ---------    ---------

NET LOSS                                                 (6,812)     (6,340)       (12,544)     (20,619)

PREFERRED STOCK DIVIDEND REQUIREMENTS                       162         266            639          686
                                                        -------     -------      ---------    ---------

NET LOSS TO COMMON STOCKHOLDERS                         $(6,974)    $(6,606)     $ (13,183)   $ (21,305)
                                                        =======     =======      =========    =========

                         The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.


OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands except share amounts)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                --------------------------
                                                                                  1998             1997
OPERATING ACTIVITIES:
    Net loss                                                                    $(12,544)        $(20,619)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                 23,654           28,884
    Amortization of loans and accounts receivable purchased                       35,198           31,174
    Deferred taxes                                                                    --           (9,626)
    Minority interest                                                                572               --
    Change in assets and liabilities:
      Other current assets                                                         5,256           (2,621)
      Accounts payable and other current liabilities                             (10,122)         (10,773)
                                                                                --------         --------
         Net cash provided by operating activities                                42,014           16,419
                                                                                --------         --------

INVESTING ACTIVITIES:
    Payments for acquisitions, net of cash acquired                             (167,305)          (1,200)
    Purchase of loans and accounts receivable portfolios                         (38,030)         (34,955)
    Acquisition of property and equipment                                        (10,794)          (5,729)
                                                                                --------         --------
         Net cash used in investing activities                                  (216,129)         (41,884)
                                                                                --------         --------

FINANCING ACTIVITIES:
    Proceeds from term loans                                                     225,469               --
    Borrowings under revolving credit agreement                                  168,050           44,300
    Repayments under revolving credit agreement                                 (177,900)         (16,900)
    Repayments of debt                                                           (32,327)          (7,225)
    Deferred financing fees                                                       (3,038)            (324)
                                                                                --------         --------
         Net cash provided by financing activities                               180,254           19,851
                                                                                --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               6,139           (5,614)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     3,217           14,497
                                                                                --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  9,356         $  8,883
                                                                                ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during period for interest                                        $ 28,407         $ 12,146
                                                                                ========         ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES - During the nine months ended September 30, 1998 and 1997, the Company paid preferred stock dividends of $468 and $883, respectively, through the issuance of 37,435.47 shares and 70,606.84 shares of preferred stock, respectively.


                     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For purposes of comparability, certain prior year and prior quarter amounts have been reclassified to conform to current quarter and year to date presentation. These Condensed Consolidated Financial
Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997.


NOTE 2.  ACQUISITIONS

On January 23, 1998, the Company acquired through a tender offer approximately 77% of the outstanding shares of The Union Corporation's ("Union") common stock for $31.50 per share. On March 31, 1998, the Company acquired the remaining outstanding shares of Union when Union merged with a wholly-owned subsidiary of the Company. The aggregate purchase price of the Union acquisition was approximately $230,000 including transaction fees, assumed liabilities, and certain adjustments to conform to the Company's accounting policies. The Company financed the acquisition primarily with funds provided by the Second Amended and Restated Credit Agreement (as defined herein). Union, through certain of its subsidiaries, furnishes a broad range of credit and receivables management outsourcing services as well as management and collection of accounts receivable. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated based upon the estimated fair value of the net assets acquired. This treatment resulted in approximately $214,025 of goodwill that will be amortized over 30 years using the straight-line method. Union's consolidated operating results have been included in the Company's consolidated results since January 23, 1998, recognizing the minority interest through the completion date of the acquisition.

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

                           For the three months         For the nine months
                            Ended September 30,         Ended September 30,
                          ---------------------         -------------------
                            1998        1997              1998        1997
                            ----        ----              ----        ----

         Revenues         $119,903    $115,663          $365,988   $343,984
                          ========    ========          ========   ========

         Net loss          $(6,812)    $(7,570)         $(13,665)  $(23,490)
                           =======     =======          ========   ========


NOTE 3.  DEBT

On January 26, 1998, the Company entered into a Second Amended and Restated Credit Agreement ("Agreement") with a group of banks in part to fund the Union acquisition. This Agreement amended the Company's existing credit agreement. The Agreement consists of a $412,422 term loan facility and a $58,000 revolving credit facility.

The term loan facility consists of a term loan of $62,500 ("Term Loan A"), a term loan of $124,922 ("Term Loan B") and a term loan of $225,000 ("Term Loan C"), which mature on October 15, 2001, 2003 and 2004, respectively. The Company is required to make quarterly principal repayments on each term loan. Term Loan A bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%. Term Loans B and C bear interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate plus 2.0% or (b) at the reserve adjusted Eurodollar rate plus 3.0%.

The revolving credit facility has a term of five years and is fully revolving until October 15, 2001. The revolving credit facility bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%.

The obligations of the Company under the Agreement are guaranteed by all of the Company's present domestic subsidiaries and are secured by all of the stock of the Company's present domestic subsidiaries and by substantially all of the Company's domestic property assets. The Agreement contains certain covenants, the more significant of which limit dividends, asset sales, acquisitions and additional indebtedness, as well as requires the Company to satisfy certain financial performance ratios.


NOTE 4.  LITIGATION

The Company and certain of its subsidiaries are subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's businesses. In addition, as a result of the Union acquisition, subsidiaries of the Company are a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company has established, with input from environmental and legal experts, accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities.


NOTE 5. NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal periods beginning after June 15, 1999. The adoption of this statement is not expected to have a material effect on the financial statements.

ITEM  2.   MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Revenues for the three months ended September 30, 1998 were $119.9 million compared with $67.5 million in the same period last year - an increase of 77.5%. The revenue increase of $52.4 million was primarily due to the acquisitions of Union, North Shore Agency and Accelerated Bureau of Collections. Revenues from fee services were $84.7 million for the three months ended September 30, 1998 compared to $39.0 million in the comparable period in 1997. The increase in fee revenues of 116.9% was primarily due to the three acquisitions. Revenues from purchased portfolios increased 1.3% to $19.3 million for the quarter ended September 30, 1998 compared to $18.9 million in 1997 due primarily from strategic sales of portfolios. The outsourcing revenue of $15.9 million compared favorably to prior year of $9.6 million due primarily to the Union acquisition.

Operating expenses for the three months ended September 30, 1998 were $113.6 million compared to $69.5 million for the comparable period in 1997 - an increase of $44.1 million. Operating expenses, exclusive of amortization and depreciation charges, were $93.2 million for the three months ended September 30, 1998 and $48.5 million for the comparable period in 1997. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted from the three acquisitions. Of the $113.6 million in operating expenses for the three months ended September 30, 1998, $20.4 million was attributable to amortization and depreciation charges compared to $21.0 million for the same period last year. The lower amortization and depreciation charges were due to no account placement inventory amortization in 1998 ($3.5 million in 1997) since account placement inventory was fully amortized as of December 31, 1997 offset partially by depreciation and amortization of goodwill related to the three acquisitions.

As a result of the above, the Company generated operating income of $6.4 million for the three months ended September 30, 1998 compared to an operating loss of $2.0 million for the comparable period in 1997.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the quarter ended September 30, 1998 was $26.7 million compared to $19.1 million for the same period in 1997. The increase of $7.6 million was attributable to the three acquisitions.

Net interest expense for the three months ended September 30, 1998 was $13.2 million compared to $7.2 million for the comparable period in 1997. The increase was primarily due to additional indebtedness incurred to finance the Union, North Shore Agency and Accelerated Bureau of Collections acquisitions.

Consistent with management's assessment made in the fourth quarter of 1997, the potential tax benefits generated by additional net operating loss carryovers or the future reversal of the net deductible temporary differences for the three months ended September 30, 1998 were fully offset by valuation allowance of $2.7 million.

Due to the factors stated above and the fact that the Company recorded a $2.8 million tax benefit in the third quarter of 1997, the net loss for the quarter ended September 30, 1998 was $6.8 million compared to $6.3 million for the comparable period in 1997.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Revenues for the nine months ended September 30, 1998 were $358.6 million compared with $197.7 million in the same period last year - an increase of 81.4%. The revenue increase of $160.9 million was due primarily to increased fee services and portfolio revenues of $11.6 million - an increase of 5.9% over last year, and $152.3 million from the acquisitions of Union, North Shore Agency and Accelerated Bureau of Collections offset by lower outsourcing revenue of $3.0 million. Revenues from fee services were $255.2 million for the nine months ended September 30, 1998 compared to $116.2 million in the comparable period in 1997. The increase in fee revenues was due to a 4.0% increase in existing business and $134.3 million from the three acquisitions. Revenues from purchased portfolios increased to $59.1 million for the nine months ended September 30, 1998 compared to $52.1 million in 1997 - up 13.3%. The increased revenue resulted primarily from strategic sales of portfolios. The outsourcing revenue of $44.3 million compared favorably to prior year of $29.4 million due primarily to the Union acquisition.

Operating expenses for the nine months ended September 30, 1998 were $333.1 million compared to $207.0 million for the comparable period in 1997. Operating expenses, exclusive of amortization and depreciation charges, were $276.3 million for the nine months ended September 30, 1998 and $146.9 million for the comparable period in 1997 - an increase of 88.1%. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted primarily from the three acquisitions as well as higher collection-related expenses associated with the increased revenues. Of the $333.1 million in operating expenses for the nine months ended September 30, 1998, $56.8 million was attributable to amortization and depreciation charges compared to $60.1 million for the same period last year. The lower amortization and depreciation charges resulted from no account placement inventory amortization in 1998 ($15.6 million in 1997) since account placement inventory was fully amortized as of December 31, 1997, offset partially by additional depreciation and amortization of goodwill related to the three acquisitions and increased portfolio amortization resulting from increased portfolio revenue.

As a result of the above, the Company generated operating income of $25.6 million for the nine months ended September 30, 1998 compared to an operating loss of $9.3 million for the comparable period in 1997.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 1998 was $82.3 million compared to $50.8 million for the same period in 1997. The increase of $31.5 million consisted of $25.9 million as a result of the three acquisitions and $5.6 million primarily from the increased revenue from operations unrelated to the acquisitions of $8.6 million.

Net interest expense for the nine months ended September 30, 1998 was $37.6 million compared to $21.0 million for the comparable period in 1997. The increase was primarily due to additional indebtedness incurred to finance the Union, North Shore Agency and Accelerated Bureau of Collections acquisitions.

Consistent with management's assessment made in the fourth quarter of 1997, the potential tax benefits generated by additional net operating loss carryovers or the future reversal of the net deductible temporary differences for the nine months ended September 30, 1998 were fully offset by valuation allowance of $4.8 million.

Minority interest in earnings in 1998 resulted from the Union acquisition. On January 23, 1998, the Company acquired approximately 77% of the outstanding common stock of Union through a tender offer. The acquisition of all remaining outstanding common stock of Union was completed on March 31, 1998. The Company recognized minority interest in earnings of Union during the period from January 23, 1998 to March 31, 1998.

Due to the factors stated above, the net loss for the nine months ended September 30, 1998 was $12.5 million compared to $20.6 million for the comparable period in 1997 - an improvement of $8.1 million.

Financial Condition, Liquidity and Capital Resources

At September 30, 1998, the Company had cash and cash equivalents of $9.4 million. In addition, the Company has a $58.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of September 30, 1998, the Company had outstanding $22.0 million under the revolving credit facility leaving $34.4 million, after outstanding letters of credit, available under the revolving credit facility.

Since December 31, 1997, cash and cash equivalents increased $6.1 million primarily due to cash provided by operations and financing activities of $42.0 million and $180.3 million, respectively, offset primarily by cash utilized for the Union acquisition of $164.7 million, purchases of loans and accounts receivable portfolios of $38.0 million and capital expenditures of $10.8 million. The Company also held $24.4 million of cash for clients in restricted trust accounts at September 30, 1998.

For the first nine months in 1998, the Company made capital expenditures of $10.8 million primarily for the replacement and upgrading of equipment and expansion of the Company's information services systems. The Company anticipates spending approximately $18.0 million for 1998.

On October 29, 1998, the Company executed a warehouse financing arrangement that provides the Company with up to $100 million of off-balance sheet funding capacity for the purchase of account receivable portfolios over its five year term. Proceeds from this arrangement, funded by an insurance company sponsored commercial paper conduit, will allow the Company to finance substantially all of its portfolio purchasing activities without additional borrowings from its bank credit facility. Pursuant to this financing arrangement, the Company's Second Amended and Restated Credit Agreement was amended to limit borrowing available for future account portfolio purchases and to permit an initial investment in a new wholly-owned, non-consolidated bankruptcy-remote subsidiary.

Year 2000

As the Year 2000 approaches, many corporate systems worldwide could malfunction or produce incorrect results because they cannot process date-related information properly. Dates play a key role in dependable functioning of the software applications, software systems, information technology infrastructure, and embedded technology (i.e., non-technical assets such as time clocks and building services) the Company relies upon in day-to-day operations for innumerable tasks. This includes any tasks requiring date-dependent arithmetic calculations, sorting and sequencing data, and many other functions.

The Company identified this problem as a key focus during 1997 and as part of any subsequent due-diligence procedures related to acquisitions completed during 1998. The Company has assessed the impact of Year 2000 issues on the processing of date-related information for all of its information systems infrastructure (e.g., production systems) and significant non-technical assets. As the new millennium approaches, the Company has developed and implemented a Year 2000 program to deal with this important issue in an effective and timely manner. This problem has received significant senior management attention and resources. Management reviews have been held on this topic. During 1998 and 1999, the Company's Board of Directors has requested and will continue to receive quarterly presentations at each regular Board meeting regarding the Company's overall Year 2000 compliance status and readiness.

An independent consulting firm has been retained to provide independent verification and testing of the production systems. Under the direction of the Company's Senior Vice President and Chief Information Officer, the Company has established a program management structure, a management process and methodology and proactive client and vendor management strategies to manage the Year 2000 risk.

Because many of the Company's client relationships are supported through computer-system interfaces, it is critical that the Company works proactively with its clients to achieve Year 2000 compliance. The Company has established a proactive client management strategy focused on enabling the Company to work together with clients to assure Year 2000 compliance between respective computer systems.

The implementation of the client management strategy has commenced in 1998. Letters have been sent to significant clients, inquiring about their Year 2000 compliance plans and status. The Company is working to establish a follow-up process with each key client, taking a proactive, customer-focused approach to achieving Year 2000 compliance with its customers.

The Company has also communicated with its strategic suppliers and equipment vendors, including suppliers of non-technical assets, seeking assurances that they and their products will be Year 2000 ready. The Company's goal is to obtain as much detailed information as possible about its strategic suppliers and equipment vendors' Year 2000 plans to identify those companies which appear to pose any significant risk of failure to perform their obligations to the Company as a result of the Year 2000. The Company expects to have compiled detailed information regarding all of its strategic suppliers and equipment vendors by December 1998. This will be an ongoing process during the Year 2000 project. For those strategic suppliers and equipment vendors that do not respond as to their status or their response is not satisfactory, the Company intends to develop contingency plans to ensure that sufficient alternative resources are available to continue with business operations.

The target date for completion of all production systems and significant non-production systems (e.g., predictive dialer systems, phone switches, wide area network hardware), including non-technical assets, is March, 1999, with testing to begin during the first quarter of 1999 with completion no later than mid-1999.

Spending for modifications and updates are being expensed as incurred and is not expected to have a material impact on the results of operations or cash flows. The cost of the Company's Year 2000 project is being funded from cash flows generated from operations. The Company estimates that its total Year 2000 expenses will be in the range of $1.2 to $1.5 million. To date, the Company has expended approximately $0.8 million, primarily for contract programmers and consulting costs associated with the evaluation, assessment and remediation of computer systems.

The Company is dependent upon its own internal computer technology and relies upon the timely performance of its suppliers and customers and their systems. A substantial part of the Company's day-to-day operations is dependent on power and telecommunications services, for which alternative sources of services may be limited. A large-scale Year 2000 failure could impair the Company's ability to provide timely performance results required by the Company's customers, thereby causing potential liability, lost revenues and additional expenses, the amounts which have not been estimated. The Company's Year 2000 project seeks to identify and minimize this risk and includes testing of its in-house applications, purchased software and hardware to ensure that all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its strategic suppliers and customers based upon information obtained through its surveys. This refinement will continue through the rest of 1998 and into 1999.

The Company's Year 2000 project includes the development of contingency plans for business critical systems, as well as for strategic suppliers and customers to attempt to minimize disruption to its operations in the event of a Year 2000 failure. The Company will be formulating plans to address a variety of failure scenarios, including failures of its in-house applications, as well as failures of strategic suppliers and customers. The Company anticipates that it will complete Year 2000 contingency planning by mid-1999.


The following statements in this document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the cost and successful implementation of the Company's Year 2000 initiatives, (2) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (3) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "intends," "should," "may," or similar expressions; and (4) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) the status and effectiveness of the Company's Year 2000 efforts, (8) legal proceedings, (9) environmental investigations and clean up efforts, (10) the Company's ability to rationalize operations of recent acquisitions, and (11) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services.

These forward-looking statements speak only as of the date they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that the Company may issue in the future. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's business. Other information with respect to legal proceedings appears in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.


Item 2.    Changes in Securities

           None


Item 3.    Defaults Upon Senior Securities

           None


Item 4.    Submission of Matters to a Vote of Security Holders

           None


Item 5.    Other Information

           None


Item 6.  Exhibits and Reports on Form 8-K

         (a). Exhibits

              Exhibit 10.1 First  Amendment  to the Second  Amended and Restated
                 Credit Agreement, dated as of March 31, 1998
              Exhibit 10.2 Second  Amendment to the Second  Amended and Restated
                 Credit Agreement, dated as of August 5, 1998
              Exhibit 10.3 Third  Amendment  to the Second  Amended and Restated
                 Credit Agreement, dated as of September 23, 1998
              Exhibit  10.4  Employment  Agreement  dated as of March 1,
                 1997 between Outsourcing Solutions Inc. and Michael Meyer
              Exhibit 27 Financial Date Schedule (Unaudited)

      (b). Reports on Form 8-K

              There were no reports on Form 8-K filed for the three-month period ended September 30, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OUTSOURCING SOLUTIONS INC.
                                (Registrant)



                                /s/   TIMOTHY G. BEFFA
                                ------------------------------------------------
                                Timothy G. Beffa
                                President and Chief Executive Officer



                                /s/   DANIEL J. DOLAN
                                ------------------------------------------------
                                Daniel J. Dolan
                                Executive Vice President
                                   and Chief Financial Officer



                                /s/   DANIEL T. PIJUT
                                ------------------------------------------------
                                Daniel T. Pijut
                                Vice President, Corporate Controller
                                   and Chief Accounting Officer


Date:    November 13, 1998