Form 10-K
period 1998-12-31
OUTSOURCING SOLUTIONS INC; PAYCO AMERICAN CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; JENNIFER LOOMIS & ASSOCIATES INC; QUALINK INC; PROFESSIONAL RECOVERIES INC; PAYCO AMERICAN INTERNATIONAL CORP; ACCOUNT PORTFOLIOS GP INC
filed 1999-04-01
CIK 1027574, 76741, 1029300, 1029301, 1029303, 1029387, 1029389, 1029390, 1029391, 1029715

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 1998

 [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              -----------------    --------------------

                          Commission file Number      333-16867

                          Outsourcing Solutions Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                58-2197161
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)
390 South Woods Mill Road, Suite 350
       Chesterfield, Missouri                             63017
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of March 19, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

In September 1995, OSI initiated this strategy with the acquisition of Atlanta-based Account Portfolios, L.P. ("API"), one of the largest purchasers and servicers of non-performing accounts receivable portfolios. In January 1996, OSI acquired Continental Credit Services, Inc. ("Continental") and A.M. Miller & Associates ("Miller"), two industry leaders in providing contingent fee services. Continental, which is headquartered in Seattle and operates in eight western states, provides contingent fee services to a wide range of end markets, with particular emphasis on public utilities and regional telecommunications. Miller, based in Minneapolis, provides contingent fee services to the student loan and bank credit card end markets.

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

In January 1998, OSI acquired through a tender offer approximately 77% of the outstanding shares of The Union Corporation's ("Union") common stock for $31.50 per share. In March 1998, the Company acquired the remaining outstanding shares of Union when Union merged with a wholly-owned subsidiary of the Company.

Union was originally a conglomerate involved in businesses ranging from electronic and industrial components to financial services. Today, Union is a leading provider of a range of outsourcing services to both large and small clients. Union provides contingent and fixed fee collection services and other related outsourcing services. Union provides fee services through the following wholly-owned subsidiaries: Allied Bond & Collection Agency, Inc. ("Allied"), Capital Credit Corporation ("Capital Credit"), and Transworld Systems, Inc. ("Transworld"). Allied, headquartered in Trevose, Pennsylvania, provides contingent and fixed fee collection services for large clients across a broad spectrum of industries. Capital Credit, headquartered in Jacksonville, Florida, also provides contingent and fixed fee collection services for large national clients primarily serving the bankcard, telecommunications, travel and entertainment and government sectors. Transworld, headquartered in Rohnert Park, California, is the largest prepaid, fixed fee outsourcer of delinquent account management services in the United States. Transworld's clients are primarily small companies with low balance delinquent accounts. Transworld provides clients with a two phase system. Phase I is a fixed fee, computer generated "letter series". Phase II is a traditional contingent fee collection system designed to collect those accounts that are not collected during Phase I. Union provides related outsourcing services through its Interactive Performance, Inc. ("IPI") and High Performance Services, Inc. ("HPSI") subsidiaries. IPI, headquartered in North Charleston, South Carolina, provides a range of credit and receivables management outsourcing services primarily in the form of teleservicing. IPI's services include inbound and outbound calling programs for credit authorization, customer service, usage management and receivables management. HPSI, headquartered in Jacksonville, Florida, provides services similar to IPI for clients in the financial services industry.

Industry

As a result of the rapid growth of outstanding consumer credit and the corresponding increase in delinquencies, credit grantors have increasingly looked to third party service providers in managing the accounts receivable process. In addition, rapid consolidation in the largest credit granting industries, including banking, health care, telecommunications and utilities, has forced companies to focus on core business activities and to outsource ancillary functions, including some or all aspects of the accounts receivable management process. Nationwide, more than 6,000 companies provide debt collection services, creating a highly fragmented industry. Due to this fragmentation, the top 10 companies account for only 20% of industry revenues. With this fragmentation, a corresponding trend in recent years is toward industry consolidation.

The accounts receivable management industry has undergone rapid growth over the past fifteen years. Two significant trends in the consumer credit industry are primarily responsible for this industry growth. First, consumer debt (a leading indicator of current and future business for accounts receivable management companies) has increased dramatically in recent years. Between 1990 and 1998, total consumer debt increased 67% from $3.6 trillion to almost $6.0 trillion. Second, in an effort to focus on core business activities and to take advantage of the economies of scale, better performance and lower cost structure offered by accounts receivable management companies, many credit grantors have chosen to outsource some or all aspects of the accounts receivable management process.

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

Contingent fee services are the traditional services provided in the accounts receivable management industry. Creditors typically place non-performing accounts after they have been deemed non-collectible, usually when 90 to 120 days past due. The commission rate is generally based on the collectability of the asset in terms of the costs, which the contingent fee servicer must incur to effect repayment. The earlier the placement (i.e., the less elapsed time between the past due date of the receivable and the date on which the debt is placed with the contingent fee servicer), the higher the probability of recovering the debt, and therefore the lower the cost to collect and the lower the commission rate. Creditors typically assign their charged-off receivables to contingent fee servicers for a six to twelve month cycle, and then reassign the receivables to other servicers as the accounts become further past due. There are three main types of placements in the contingent fee business, each representing a different stage in the cycle of account collection. Primary placements are accounts, typically 120 to 270 days past due, that are being placed with agencies for the first time and usually receive the lowest commission. Secondary placements, accounts 270 to 360 days past due, have already been placed with a contingent fee servicer and usually require a process including obtaining judgments, asset searches, and other more rigorous legal remedies to obtain repayment and, therefore, receive a higher commission. Tertiary placements, accounts usually over 360 days past due, generally involve legal judgments, and a successful collection receives the highest commission. Customers are increasingly placing accounts with accounts receivable management companies earlier in the collection cycle, often prior to the 120 days past due typical in primary placements, either under a contingent fee or fixed fee arrangement.

While contingent fee servicing remains the most widely used method by creditors in recovering non-performing accounts, portfolio purchasing has increasingly become a popular alternative. Beginning in the 1980's, the Resolution Trust Company and the Federal Deposit Insurance Company, under government mandate to do so, began to sell portfolios of non-performing loans. Spurred on by the success of these organizations in selling charged-off debt, other creditors likewise began to sell portfolios of non-performing debt. Management estimates the total principal value of purchased portfolios at between $25.0 and $40.0 billion per year, and based on the Company's experience, the annual growth rate of the portfolio purchasing market segment for the period 1990 to 1995 was between 50% and 80%. The largest percentage of purchased portfolios originate from the bank card receivable and retail markets and are typically purchased at a deep discount from the aggregate principal value of the accounts, with an inverse correlation between purchase price and age of the delinquent accounts. Once purchased, traditional combined with principle collection techniques are employed to obtain payment of non-performing accounts.

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

The accounts receivable management industry has progressed in technological sophistication over the past several years with the advancement of new technology. Today, leading companies in this industry use proprietary databases, automated predictive dialers, automatic call distributors and computerized skip tracing capabilities to significantly increase the number of quality interactions with debtors. This technological advancement is helping to accelerate industry consolidation and facilitates providing related accounts receivable management outsourcing services. The firms, which have the most efficient operating system and can best use credit information, typically collect more funds per account dollar and thus are awarded disproportionately more new accounts.

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

Services

The Company is one of the largest providers of accounts receivable management services in the United States. The Company, through its subsidiaries, offers its customers contingent fee services, portfolio purchasing services and related outsourcing services.

      Contingent Fee Services. The Company is one of the largest providers of contingent fee services in the United States. The Company offers a full range of contingent fee services, including early-out programs and letter series, to all consumer credit end-markets. The Company utilizes sophisticated management information systems and vast experience with locating, contacting and effecting payment from delinquent account holders in providing its core contingent fee services. With 64 call centers in 27 states and approximately 5,500 account representatives, the Company has the ability to service large volume of accounts with national coverage. In addition to traditional contingent fee services involving the placement of accounts over 120 days delinquent, creditors have begun to demand services in which accounts are outsourced earlier in the collection cycle. The Company has responded to this trend by developing "early-out" programs, whereby the Company receives placed accounts that are less than 120 days past due and earns a fixed fee per placed account rather than a percentage of realized collections. These programs require a greater degree of technological integration between the Company and its customers, leading to higher switching costs. The Company primarily services consumer creditors although the Company has a growing presence in the commercial collection business, offering contingent fee services to commercial creditors as well.

      Portfolio Purchasing Services. The Company offers portfolio purchasing services to a wide range of financial institutions, educational institutions and retailers. The Company purchases large and diverse portfolios of non-performing consumer receivables both on an individually negotiated basis as well as through "forward flow" agreements. Under forward flow agreements, the Company agrees, subject to due diligence, to purchase charged off receivables on a monthly basis. Creditors selling portfolios to the Company realize a number of benefits, including increased predictability of cash flow, reduction in monitoring and administrative expenses and reallocation of assets from non-core business functions to core business functions.

The Company's purchased portfolios consist primarily of consumer loans and credit card receivables, student loan receivables and health club receivables, including portfolios purchased under forward flow agreements. Consumer loans purchased include automobile receivables, mobile home receivables and commercial real estate receivables. The Company's most recent portfolio acquisitions have been primarily purchases pursuant to the Company's health club and bank card forward flow agreements. The Company continues to pursue acquisitions of portfolios in various industries for both individually negotiated and forward flow purchases.

In late 1997, the Company established a sourcing relationship with Sherman Financial Group, L.L.C. ("Sherman"). Sherman's focus was singularly on developing a distressed debt business on behalf of the Company. The Company benefited from Sherman's existing client relationships, industry marketing expertise, pricing technology and negotiating expertise with illiquid products in "one-off" transactions. In 1999, the Company will establish its own portfolio purchasing unit to broaden coverage across industries. The unit will be located in New York.

      Related Outsourcing Services. As the volume of consumer credit has expanded across a number of industries, credit grantors have begun demanding a wider range of outsourcing services. In response, the Company has developed a number of other accounts receivable management services. The Company leverages its operational expertise and call and data management technology by offering the following services: (1) contract management, through which the Company performs a range of accounts receivable management services at the customer's or the Company's location, (2) student loan billing, whereby the Company provides billing, due diligence and customer service services, (3) health care accounts receivable management, whereby the Company assumes responsibility for managing third-party billing, patient pay resolution, inbound and outbound patient communication services and cash application functions, and (4) teleservicing, whereby the company offers inbound and outbound calling programs to perform sales, customer retention programs, market research and customer service.

Sales and Marketing

The Company has a sales force of approximately 100 sales representatives providing comprehensive geographic coverage of the United States on a local, regional and national basis. The Company also markets its services in Puerto Rico, Canada and Mexico. Each of the operating companies, except TSI, maintains its own sales force and have a marketing strategy closely tailored to the credit-granting markets that it serves. TSI utilizes approximately 800 independent contractors to sell its prepaid letter series. The Company's primary sales and marketing objective is to expand its customer base in those customer industries in which it has a particular expertise and to target new customers in high growth end markets. The Company, through its established operating company brand names, emphasizes its industry experience and reputation - two key factors considered by creditors when selecting an accounts receivable service provider. Increasingly, the Company will focus on cross-selling its full range of outsourcing services to its existing customers and will use its product breadth as a key selling point in creating new business. The Company's overall sales and marketing strategies are coordinated by the corporate office in Chesterfield, Missouri, which is also responsible for monitoring the sales performance of each of the operating entities.

Customers

The Company's customer base includes a full range of local, regional and national creditors. The Company's customers include American Express, AT&T, Bally's, Citicorp, Columbia House, First USA, New Jersey Department of Treasury, Sears, Sony, Time Warner, US West and various student loan guaranty agencies (including the California Student Aid Commission, the Great Lakes Higher Education Corporation and USA Group Guaranty Services Inc.). The Company's largest customer accounted for less than 6% of 1998 revenues.

Employees

The company employs approximately 7,000 people, of which 5,500 are account representatives, 100 are sales representative and 1,400 work in corporate/supervisory and administrative functions. None of the Company's employees are unionized, and the Company believes its relations with employees are satisfactory.

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

Competition

The accounts receivable management industry is highly fragmented and competitive. Nationwide, there are approximately 6,000 debt collection service companies in the United States, with the 10 largest agencies currently accounting for only 20% of industry revenues. Competition is based largely on recovery rates, industry experience and reputation and service fees. Due to the competition, the Company in 1998 experienced contingent fee rate pressure. Large volume creditors typically employ more than one accounts receivable management company at one time, and often compare performance rate and rebalance account placements towards higher performing servicers. The largest competitors include Deluxe Corporation, Equifax Corporation, G.C. Services and NCO Group.

In late 1998, the Company's primary competitor for purchased portfolios, Commercial Financial Services, declared bankruptcy. Although the long-term effects of this bankruptcy are uncertain, this development has increased the Company's opportunities to purchase portfolios of debt.

Governmental Regulatory Matters

Certain of the Company's operations are subject to the FDCPA and comparable statutes in many states. Under the FDCPA, a third-party collection agency is restricted in the methods it uses to collect consumer debt. For example, a third-party collection agency (1) is limited in communicating with persons other than the consumer about the consumer's debt, (2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, most states and certain municipalities require collection agencies to be licensed with the appropriate authorities before collecting debts from debtors within those jurisdictions. It is the Company's policy to comply with the provisions of the FDCPA, comparable state statutes and applicable licensing requirements. The Company has established policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes. For example, all account representatives receive extensive training on these policies and must pass a test on the FDCPA and the agents work in an open environment which allows managers to monitor interaction with debtors.

In December 1998, Account Portfolios, Inc. and its subsidiary, Perimeter Credit L.L.C., entered into a consent decree with the Federal Trade Commission ("FTC") to resolve an FTC inquiry into whether the two companies violated certain provisions of the FDCPA. Both companies cooperated fully with the FTC, did not admit any wrongdoing and agreed to pay an amount not considered material to the Company's financial position or results of operations.

Environmental Matters

Current operations of OSI and its subsidiaries do not involve activities affecting the environment. However, Union is party to several pending environmental proceedings involving the Environmental Protection Agency ("EPA") and comparable state environmental agencies in Indiana, Maryland, Massachusetts, New Jersey, Ohio, Pennsylvania, South Carolina, and Virginia. All of these matters relate to discontinued operations of former divisions or subsidiaries of Union for which it has potential continuing responsibility. Upon completion of the Union acquisition, OSI, in consultation with both legal counsel and environmental consultants, established reserves that it believes will be adequate for the ultimate settlement of these environmental proceedings.

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

The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of Union. These cases generally involve matters for which Union or an inactive subsidiary is the sole or primary responsible party. In one case, the Metal Bank Cottman Avenue site, the EPA issued a Record of Decision ("ROD") on February 6, 1998. According to the ROD, the cost to perform the remediation selected by the EPA for the site is estimated by the EPA to be approximately $17.3 million. The aggregate amount reserved by Union for this site is $18.2 million, which represents Union's best estimate of the ultimate potential legal and consulting costs for defending its legal and technical positions regarding remediation of this site and its portion of the potential remediation costs that will ultimately be incurred by it, based on current information. However, Union may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving Union or an inactive subsidiary are at a state where an assessment of ultimate liability, if any, cannot reasonably be made at this time.

It is Union's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on Union's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, Union has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. The Company periodically reviews all known environmental claims, where information is available, to provide reasonable assurance that adequate reserves are maintained.


ITEM 2.  PROPERTIES

As of December 31, 1998, the Company and its subsidiaries operated 73 facilities in the U.S., all of which are leased, except for TSI's administrative and certain collection offices, which are owned. The Company believes that such facilities are suitable and adequate for its business. The Company's facilities are strategically located across the U.S. to give effective broad geographic coverage for customers and access to a number of labor markets.


ITEM 3.  LEGAL PROCEEDINGS

At December 31, 1998, the Company was involved in a number of legal proceedings and claims that were in the normal course of business and routine to the nature of the Company's business. In addition, one of the OSI subsidiaries, Union, is party to several pending environmental proceedings discussed elsewhere herein. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate settlement of such suits are adequate at December 31, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

No public market currently exists for the Common Stock.

As of March 19, 1999, there were approximately 20 holders of record of the Common Stock.

The Company has not declared any cash dividends on its Common Stock since the Company's formation in September 1995. The Indenture (the "Indenture"), dated as of November 6, 1996, by and among the Company, the Guarantors (as defined therein) and Wilmington Trust Company, as Trustee, with respect to the 11% Series B Senior Subordinated Notes due 2006 contains restrictions on the Company's ability to declare or pay dividends on its capital stock. Additionally, the Second Amended and Restated Credit Agreement, dated as of January 26, 1998, as amended, by and among the Company, the Lenders listed therein, Goldman Sachs Credit Partners L.P. and the Chase Manhattan Bank, as Co-Administrative Agents, Goldman Sachs Credit Partners L.P. and Chase Securities, Inc., as Arranging Agents and Sun Trust Bank, Atlanta, as Collateral Agent (the "Agreement") contains certain restrictions on the Company's ability to declare or pay dividends on its capital stock. Both the Indenture and the Agreement prohibit the declaration or payment of any Common Stock dividends or the making of any distribution by the Company or any subsidiary (other than dividends or distributions payable in stock of the Company) other than dividends or distributions payable to the Company.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data set forth below have been derived from, and are qualified by reference to the audited Consolidated Financial Statements of OSI as of December 31, 1997 and 1998 and for the three years ended December 31, 1998. The audited financial statements of OSI referred to above are included elsewhere herein. The selected historical financial data set forth below as of and for the year ended December 31, 1994 and as of September 20, 1995 and for the period January 1, 1995 to September 20, 1995 have been derived from the audited financial statements of API (as predecessor) not included herein. The selected historical financial data set forth below as of December 31, 1995 and for the period September 21, 1995 to December 31, 1995 have been derived from the audited financial statements of OSI not included herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto of OSI included elsewhere herein.

                                       API (as predecessor)                  OSI (as successor)
                                    --------------------------  -----------------------------------------
                                                                   From
                                                      From      September 21
                                     Year Ended   January 1 to      To
                                    December 31,  September 20  December 31,     Year Ended December 31,
                                    ------------  ------------  ------------   ---------------------------
                                        1994          1995          1995        1996      1997        1998
                                        ----          ----          ----        ----      ----        ----
                                       ($ in thousands)
Income Statement Data:
Operating revenue (a)..............    $39,292      $21,293       $ 8,311     $106,331  $271,683    $479,400
Salaries and benefits..............      2,646        4,471         2,079       46,997   133,364     230,114
Other operating expenses (b).......      8,790        7,343         8,953       80,357   156,738     221,598
                                       -------      -------       -------     --------  --------    --------
Operating income (loss)............     27,856        9,479        (2,721)     (21,023)  (18,419)     27,688
Interest expense, net..............      2,599          495         1,361       12,131    28,791      50,627
Other expense......................        166            -             -            -         -           -
                                       -------      -------       -------     --------  --------    --------
Income (loss) before taxes.........     25,091        8,984        (4,082)     (33,154)  (47,210)    (22,939)
Provision for income taxes(benefit)          -            -        (1,605)     (11,757)   11,127         830
Minority interest..................          -            -             -            -         -         572
                                       -------      -------       -------     --------  --------    --------
Net income (loss)..................    $25,091      $ 8,984       $(2,477)    $(21,397) $(58,337)   $(24,341)
                                       =======      =======       =======     ========  ========    ========

Balance Sheet Data (at end of period):
Working capital....................    $16,897       $3,809       $22,438      $38,080   $18,558    $    795
Total assets.......................     22,941       11,272        85,652      355,207   381,690     618,491
Total debt.........................          -            -        36,462      247,616   324,966     528,148
Partners' capital/Stockholders equity
   (deficit).......................     22,162       10,559        42,448       51,598    (5,478)    (30,032)
Other Financial Data:
Amortization of purchased portfolios    $2,667       $2,308        $5,390      $27,317   $52,042(d) $ 50,703(e)
Other depreciation and amortization        102          167           331       18,281    33,574      30,007
Cash capital expenditures..........        463          574            97        2,606     9,489      13,480
Portfolio purchases................      6,800        5,502           903       10,373(f) 46,494      43,186
Cash flows from:
   Operating activities............     21,074        5,887         2,902       10,667    32,825      55,252
   Investing activities............       (463)       1,259       (31,007)    (200,435) (119,499)   (227,805)
   Financing activities............    (11,055)     (20,587)       29,574      202,796    75,394     178,150
EBITDA (c).........................     30,625       11,954         3,000       24,575    67,197     108,398
Adjusted EBITDA (c)................     18,465       11,954         3,000       25,775    67,197     108,398


(a)1994 operating revenues include proceeds on sales of purchased portfolios of $13,325. The related amortization on the portfolios sold included in other operating expenses was $1,155. In addition, transaction costs of $1,165 were incurred in connection with the sale and are included in other operating expenses.
(b)Other operating expenses include telephone, postage, supplies, occupancy costs, data processing costs, depreciation, amortization and miscellaneous operating expenses.
(c)EBITDA is defined as income from continuing operations before interest, other expense, taxes, depreciation and amortization. Adjusted EBITDA reflects EBITDA as defined above adjusted for proceeds from portfolio sales, net of transaction costs, of $12,160 in 1994, the non-recurring write-off of acquired technology in process in connection with the Payco acquisition and relocation expenses incurred by Continental of $1,000 and $200, respectively, in the year ended December 31, 1996. EBITDA and Adjusted EBITDA are presented here, as management believes they provide useful information regarding the Company's ability to service and/or incur debt. EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for net income, cash flows from continuing operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as measures of a company's profitability or liquidity.
(d)In the fourth quarter of 1997, the Company completed an in-depth analysis of the carrying value of the purchased portfolios acquired and valued in conjunction with the Company's September 1995 acquisition of API. As a result of this analysis, the Company recorded $10,000 of additional amortization related to these purchased portfolios to reduce their carrying value to their estimated net realizable value. This amount includes the $10,000 of additional amortization.
(e)In the fourth quarter of 1998, the Company wrote down its investment in a limited liability corporation (the "LLC") by $3,000 resulting from an analysis of the carrying value of the purchased portfolios owned by the LLC. This amount includes the $3,000.
(f)In May 1996, a subsidiary of the Company acquired participation interests in certain loan portfolios, representing the undivided ownership interests in such portfolios which were originally sold pursuant to existing Participation Agreements ("MLQ Interests") for aggregate consideration of $14,772. This amount excludes the $14,772.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

Year ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues for the year ended December 31, 1998 were $479.4 million compared to $271.7 million for the year ended December 31, 1997 - an increase of 76.5%. The revenue increase of $207.7 million was due primarily to increased fee services and portfolio revenues of $17.8 million - an increase of 7.7% over last year, and $193.3 million from the acquisitions of Union, NSA and ABC offset by lower existing business outsourcing revenue of $3.4 million. Revenues from fee services were $334.0 million for the year ended December 31, 1998 compared to $164.8 million for 1997. The increase in fee revenues was due to a 1.0% increase in existing business and $167.9 million from the three acquisitions. In the highly competitive contingent fee services business, during 1998 the Company experienced pressure on their contingent fee rates coupled with lower bankcard placements due to credit grantors selling them resulting in less than anticipated growth in existing business. Revenue from purchased portfolio services  increased  to $84.3  million  for the year  ended  December  31,  1998 compared to $67.8 million in 1997 - up 24.3%. The increased revenue was attributable to both higher collection revenue and strategic sales of portfolios. The outsourcing revenue of $61.1 million compared favorably to prior year of $39.1 million due primarily to the Union acquisition.

Operating Expenses for the year ended December 31, 1998 were $451.7 million compared to $290.1 million for the year ended December 31, 1997 - an increase of 55.7%. Operating expenses, exclusive of amortization and depreciation charges, were $371.0 million for the year ended December 31, 1998 compared to $204.5 million in 1997. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted from the expenses related to the increased revenue and the three acquisitions. Exclusive of the three acquisitions' operating expenses, operating expenses were up 4.4% over 1997. Of the $451.7 million in operating expenses for the year ended December 31, 1998, $80.7 million was attributable to amortization and depreciation charges compared to $85.6 million in 1997. Of the $80.7 million for the year ended December 31, 1998, $50.7 million (including $3.0 million of additional amortization to reduce its investment in a limited liability corporation - See Note 10 to the Consolidated Financial Statements) was attributable to amortization of the purchase price of purchased portfolios (compared to $52.0 million in 1997 including $10.0 million of additional amortization to reduce a portion of purchased portfolios to their estimated fair value). Amortization of goodwill and other intangibles of $15.7 million was less than $24.8 million in 1997 due to no account placement amortization in 1998 ($16.7 million in 1997) since account placement inventory was fully amortized as of December 31, 1997, offset partially by additional amortization of goodwill related to the three acquisitions. The increase in depreciation of $5.5 million from $8.8 million in 1997 to $14.3 million in 1998 was attributable primarily to the additional depreciation related to the three acquisitions.

As a result of the above, the Company generated operating income of $27.7 million for the year ended December 31, 1998 compared to an operating loss of $18.4 million for the year ended December 31, 1997.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 1998 were $108.4 million compared to $67.2 million for 1997. The increase of $41.2 million consisted of $35.9 million as a result of the three acquisitions and $5.3 million primarily from $14.4 million increased revenue from operations unrelated to the acquisitions.

Net interest expense for the year ended December 31, 1998 was $50.6 million compared to $28.8 million for 1997. The increase was primarily due to additional indebtedness incurred to finance the Union, NSA and ABC acquisitions.

The provision for income taxes of $0.8 million was primarily provided for state income taxes as the Company will have an obligation in some states for the year ended December 31, 1998. In the fourth quarter of 1997, the Company recorded a net valuation allowance to reflect management's assessment, based on the weight of the available evidence of current and projected future book taxable income, that there is significant uncertainty that any of the benefits from the net deferred tax assets will be realized. Recording the net valuation allowance against the net deferred tax assets resulted in the 1997 provision for income taxes of $11.1 million.

Minority interest in 1998 resulted from the Union acquisition. On January 23, 1998, the Company acquired approximately 77% of the outstanding a common stock of Union through a tender offer. The acquisition of all remaining outstanding common stock of Union was completed on March 31, 1998. The Company recognized minority interest in earnings of Union during the period from January 23, 1998 to March 31, 1998.

Due to the factors stated above, the net loss for the year ended December 31, 1998 was $24.3 million compared to $58.3 million for the year ended December 31, 1997 - an improvement of $34.0 million.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenues for the twelve months ended December 31, 1997 were $271.7 million compared to $106.3 million for the year ended December 31, 1996. Revenues from fee services were $164.8 million for the year ended December 31, 1997 compared to $54.9 million in 1996. The increase in fee revenues was a result of the acquisitions of Payco in November 1996, the acquisition of NSA in October 1997 and the acquisition of ABC in November 1997. Revenues generated from purchased portfolios services increased to $67.8 million for the year ended December 31, 1997 compared to $45.6 million for the comparable period in 1996. The increase in collections from purchased portfolios resulted primarily from an increase in purchased portfolio levels and related collection efforts and to a lesser extent from the Payco acquisition. Outsourcing services revenues of $39.1 million in 1997 compared favorably to 1996 outsourcing revenue of $5.8 million due to the Payco acquisition.

Operating Expenses for the year ended December 31, 1997 were $290.1 million compared to $127.4 million for 1996, an increase of $162.7 million. Operating expenses, exclusive of amortization and depreciation charges, were $204.5 million for the year ended December 31, 1997 and $80.8 million for the comparable period in 1996. Operating expenses increased as a result of the Payco acquisition as well as the use of outside collection agencies to service a portion of purchased portfolios. Of the $290.1 million in expenses for the year ended December 31, 1997, $52.0 million (including $10.0 million of additional amortization to reduce a portion of purchased portfolios to their estimated fair value - See Note 14 to the Consolidated Financial Statements) was attributable to amortization of the purchase price of purchased portfolios (compared to $27.3 million 1996), $16.7 million was attributable to amortization of account inventory (compared to $12.3 million in 1996), $8.1 million was attributable to amortization of goodwill associated with the acquisitions of API, Miller, Continental, Payco, NSA and ABC (compared to $3.2 million in 1996), $8.8 million was attributable to depreciation (compared to $2.8 million in 1996). The increase in amortization and depreciation expense was the result of additional goodwill and step-up in basis of fixed assets recorded in connection with the Payco acquisition.

Operating Loss for the year ended December 31, 1997 was $18.4 million compared to $21.0 million for the comparable period in 1996. The operating loss was a result of increased amortization related to the step-up in basis of purchased portfolios related to the API acquisition, goodwill and account placement inventory related to the acquisition of Payco.

EBITDA for the year ended December 31, 1997 was $67.2 million compared to $24.6 million for the comparable period in 1996. The increase of $42.6 million in EBITDA reflects additional revenues associated with the acquisitions of Payco, NSA and ABC and additional portfolios at API, partially offset by the costs associated with the use of outside collection agencies to service purchased portfolios.

Net Interest Expense for the year ended December 31, 1997 was $28.8 million compared to $12.1 million for the comparable period in 1996. The increase was primarily due to increased debt incurred in 1997 to finance the acquisitions of Payco, NSA and ABC and to finance additional purchased portfolio purchases.

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

Liquidity and Capital Resources

At December 31, 1998, the Company had cash and cash equivalents of $8.8 million. The Company's credit agreement provides for a $58.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of December 31, 1998, the Company had outstanding $25.5 million under the revolving credit facility leaving $30.9 million, after outstanding letters of credit, available under the revolving credit facility.

Cash and Cash Equivalents increased from $3.2 million at December 31, 1997 to $8.8 million at December 31, 1998 principally due to cash provided by operations and financing activities of $55.2 million and $178.2 million, respectively, offset by the use of $227.8 million for investing activities primarily for the acquisition of Union, capital expenditures and the purchase of portfolios. The cash provided by financing activities was primarily due to the $225.0 million additional indebtedness to fund the Union acquisition. The Company also held $22.4 million of cash for clients in restricted trust accounts at December 31, 1998.

Purchased Loans and Accounts Receivable Portfolios decreased from $62.5 million at December 31, 1997 to $55.5 million at December 31, 1998 due primarily to amortization of purchased portfolios of $50.7 million offset partially by new portfolio purchases of $43.2 million. The amount of purchased loans and accounts receivable portfolios which are projected to be collectible within one year decreased from $42.9 million at December 31, 1997 to $35.1 million at December 31, 1998.

The purchased loans and accounts receivable portfolios consist primarily of consumer loans and credit card receivables, commercial loans, student loan receivables and health club receivables. Consumer loans purchased primarily consist of unsecured term debt. A summary of purchased loans and accounts receivable portfolios at December 31, 1998 and December 31, 1997 by type of receivable is shown below:

                             December 31, 1998                      December 31, 1997
                    ------------------------------------   ------------------------------------
                    Original Gross                         Original Gross
                    Principal Value   Current  Long-term   Principal Value  Current   Long-term
                    ---------------   -------  ---------   ---------------  -------   ---------
                     (in millions)      (in thousands)      (in millions)      (in thousands)

Consumer loans......     $2,114        $ 5,871   $ 5,744       $2,039       $ 8,978    $ 4,948
Student loans.......        328          2,688        94          322         4,629          -
Credit cards........        897         15,020    11,469          509        12,575     10,765
Health clubs........      1,460          9,946     2,283        1,309        15,307      2,248
Commercial..........        129          1,532       846           41         1,426      1,576
                         ------        -------   -------       ------       -------    -------
                         $4,928        $35,057   $20,436       $4,220       $42,915    $19,537
                         ======        =======   =======       ======       =======    =======

Net deferred taxes was an asset of $0.4 million at December 31, 1997. At December 31, 1998, net deferred taxes was zero due to a net valuation allowance of $68.3 million. The net deferred tax balances at December 31, 1998 and December 31, 1997 relate principally to net operating loss carryforwards and future temporary deductible differences. The realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards in years through 2018. At December 31, 1998, the Company has a cumulative net valuation allowance of $68.3 million to reflect management's assessment, based on the weight of the available evidence of current and projected of future book taxable income, that there is significant uncertainty that any of the benefits from the net deferred tax assets will be realized. For all federal tax years since the Company's formation in September 1995, the Company has incurred net operating losses. During 1998, the Company has significantly increased its total debt from $325.0 million at December 31, 1997 to $528.1 million at December 31, 1998. This increase in debt primarily resulted from the acquisition of Union. Since the Company has a history of generating net operating losses and has significantly increased its total interest expense to be incurred, management does not expect the Company to generate taxable income in the foreseeable future sufficient to realize tax benefits from the net operating loss carryforwards or the future reversal of the net deductible temporary differences. The amount of the deferred tax assets considered realizable, however, could be increased in future years if estimates of future taxable income during the carryforward period change.

The Company's current debt structure at December 31, 1998 consists of $422.1 million bank credit facility, $100.0 million 11% Senior Subordinated Notes (the "Notes") and other indebtedness of $6.0 million. See Note 6 of the Consolidated Financial Statements of OSI included elsewhere herein for a description of the amended credit agreement, effective January 1998.

The Notes and the bank credit facility contain financial and operating covenants and restrictions on the ability of the Company to incur indebtedness, make investments and take certain other corporate actions. The debt service requirements associated with the borrowings under the facility and the Notes significantly impact the Company's liquidity requirements. Additionally, future portfolio purchases may require significant financing or investment. The Company anticipates that its operating cash flow together with availability under the bank credit facility will be sufficient to fund its anticipated future operating expense and to meet its debt service requirements as they become due. However, actual capital requirements may change, particularly as a result of acquisitions the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors including factors beyond the Company's control.

In the fourth quarter of 1998, a qualifying special-purpose finance company, OSI Funding Corp., formed by the Company, entered into a revolving warehouse financing arrangement for up to $100.0 million of funding capacity for the purchase of loans and accounts receivable over its five year term. This arrangement will provide the Company expanded portfolio purchasing capability in a very opportunistic buying market.

Capital expenditures for the year ended December 31, 1998 were $13.5 million. The Company expects to spend approximately $17.5 million on capital expenditures (exclusive of any expenditures in connection with acquisitions) in 1999. Historical expenditures have been, and future expenditures are anticipated to be primarily for replacement and/or upgrading of telecommunications and data processing equipment, leasehold improvements and continued expansion of the
Company's information services systems. Subject to compliance with the provisions of its debt agreements, the Company expects to finance future capital expenditures with cash flow from operations, borrowings and capital leases. The Company will reduce its future capital expenditures to the extent it is unable to fund its capital plan. The Company believes that its facilities will provide sufficient capacity for increased revenues and will not require material additional capital expenditures in the next several years.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the years ended December 31, 1998, 1997 and 1996.

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

The Company identified this problem as a key focus during 1997 and as part of any subsequent due-diligence procedures related to acquisitions completed during 1998. The Company has assessed the impact of Year 2000 issues on the processing of date-related information for all of its information systems infrastructure (e.g., production systems) and significant non-technical assets. As the new millennium approaches, the Company has developed and implemented a Year 2000 program to deal with this important issue in an effective and timely manner. This problem has received significant senior management attention and resources. Management reviews have been held on this topic. During 1998 and 1999, the Company's Board of Directors received and will continue to receive quarterly presentations at each regular Board meeting regarding the Company's overall Year 2000 compliance status and readiness.

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

The implementation of the client management strategy was commenced in 1998. Letters were sent to significant clients, inquiring about their Year 2000 compliance plans and status. The Company has established a follow-up process with each key client, taking a proactive, customer-focused approach to achieving Year 2000 compliance with its customers.

The Company has also communicated with its strategic suppliers and equipment vendors, including suppliers of non-technical assets, seeking assurances that they and their products will be Year 2000 ready. The Company's goal is to obtain as much detailed information as possible about its strategic suppliers and equipment vendors' Year 2000 plans to identify those companies which appear to pose any significant risk of failure to perform their obligations to the Company as a result of the Year 2000. The Company has compiled detailed information regarding all of its strategic suppliers and equipment vendors. This will be an ongoing process during the Year 2000 project. For those strategic suppliers and equipment vendors whose response was not satisfactory, the Company has developed contingency plans to ensure that sufficient alternative resources are available to continue with business operations.

The target date for completion of all production systems and significant non-production systems (e.g., predictive dialer systems, phone switches, wide area network hardware), including non-technical assets, is May 1999. Testing is well underway for all systems with completion anticipated to be no later than mid-1999.

Spending for modifications and updates are being expensed as incurred and is not expected to have a material impact on the results of operations or cash flows. The cost of the Company's Year 2000 project is being funded from cash flows generated from operations. The Company estimates that its total Year 2000 expenses will be in the range of $1.4 to $1.6 million. To date, the Company has expended approximately $1.0 million, primarily for contract programmers and consulting costs associated with the evaluation, assessment and remediation of computer systems.

The Company is dependent upon its own internal computer technology and relies upon the timely performance of its suppliers and customers and their systems. A substantial part of the Company's day-to-day operations is dependent on power and telecommunications services, for which alternative sources of services may be limited. A large-scale Year 2000 failure could impair the Company's ability to provide timely performance results required by the Company's customers, thereby causing potential liability, lost revenues and additional expenses, the amounts which have not been estimated. The Company's Year 2000 project seeks to identify and minimize this risk and includes testing of its in-house applications, purchased software and hardware to ensure that all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its strategic suppliers and customers based upon information obtained through its surveys. This refinement will continue through 1999.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. The statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has not determined the impact on the consolidated statement of operations and consolidated balance sheet.

In March 1998, the AICPA issued Statement of Position No. 98-1 Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidelines for capitalization of developmental costs of proprietary software and purchased software for internal use. The adoption of SOP 98-1 is not expected to have a material impact on the consolidated statement of operations and consolidated balance sheet.

Forward-Looking Statements

The following statements in this document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the cost and successful implementation of the Company's Year 2000 initiatives, (2) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (3) statements regarding anticipated changes in the Company's opportunities in its industry, (4) statements regarding the Company's ability to fund its future operating expenses and meet its debt service requirements as they become due, (5) statements regarding the Company's expected capital expenditures and facilities (6) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "intends," "should," "may," or similar expressions; and (7) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's credit agreement, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures of its debt and not to trade such instruments for profit or loss.

The Company uses interest rate cap, collar and swap agreements to manage the interest rate characteristics of its outstanding debt to a more desirable fixed or variable rate basis or to limit the Company's exposure to rising interest rates.

The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal and cash flows and related weighted-average interest rates by expected maturity dates. For interest rate caps, swap and collars, the table presents notional amounts and weighted-average interest rates.

                                 Interest Rate Sensitivity
                      Principal (Notional) Amount by Expected Maturity
                                   Average Interest Rate
                                   (Dollars in millions)

                                                                                                                       Fair
                                                     1999     2000      2001      2002    2003   Thereafter  Total    Value
                                                     ----     ----      ----      ----    ----   ----------  -----    -----
Liabilities
Long-term debt, including current portion
  Fixed rate ....................................     -         -         -         -        -      $100.0   $100.0    $95.3
  Average interest rate..........................    11.0%     11.0%     11.0%     11.0%    11.0%     11.0%

  Variable rate .................................   $16.0     $19.8     $47.3     $51.0    $68.8    $219.2   $422.1   $422.1
  Average interest rate .........................    (1)       (1)       (1)       (1)      (1)       (1)

Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Caps
  Notional amount ...............................   $50.0       -         -         -        -         -      $50.0      $.1
  Strike rate ...................................     7.3%      -         -         -        -         -
  Forward rate ..................................    (2)        -         -         -        -         -

Interest Rate Swap
  Pay Fixed/Receivable Variable .................     -         -       $32.0       -        -         -       $32.0    $(.7)
  Average pay rate ..............................     6.1%      6.1%      6.1%      -        -         -
  Average receive rate...........................    (2)       (2)       (2)        -        -         -

Interest Rate Collars
  Notional amount ...............................     -         -       $35.0     $33.0      -         -      $68.0    $(1.1)
  Strike cap rate ...............................     -         -         6.5%      6.5%     -         -
  Strike floor rate .............................     -         -         5.6%      5.3%     -         -
  Forward rate ..................................    (2)       (2)       (2)       (2)       -         -

(1) - Three month LIBOR (5.3% at December 31, 1998) plus weighted-average margin of 2.9%.
(2) - Three month LIBOR


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements and Supplementary Schedule contained in Part IV hereof.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

         Name                     Age               Position or Office
------------------------          ---      -----------------------------------
Jeffrey E. Stiefler               52       Chairman of the Board of Directors
Timothy G. Beffa                  48       Director, President and
                                               Chief Executive Officer
David E. De Leeuw                 54       Director
David E. King                     40       Director, Secretary and Treasurer
Tyler T. Zachem                   33       Director and Vice President
David G. Hanna                    35       Director
Frank J. Hanna, III               37       Director
Nathan W. Pearson, Jr.            48       Director
Robert A. Marshall                58       Director
William B. Hewitt                 60       Director
Courtney F. Jones                 59       Director
Daniel J. Dolan                   46       Executive Vice President and
                                               Chief Financial Officer
Michael A. DiMarco                41       Executive Vice President -
                                               President Fee Services
C. Bradford McLeod                50       Senior Vice President,
                                               Human Resources
Patrick Carroll                   56       Senior Vice President,
                                               National Accounts

Jeffrey E. Stiefler (52), Chairman of the Board of Directors since January 10, 1996. Previously, Mr. Stiefler was President and Director of American Express Company, where he had previously served in various capacities since 1983, including President and Chief Executive Officer of IDS Financial Services. Prior to joining the Company, Mr. Stiefler held various positions with the Meritor Financial Group, including Chairman of the Meritor Savings Bank Florida and the Meritor Savings Bank Washington D.C., and Citicorp, including Vice President and Regional Business Manager of the New York Banking Division and Senior Vice President and Regional Business Manager of Nationwide Financial Services. Mr. Stiefler currently serves as a director of Safeskin Corporation and chairman and Chief Executive Officer of International Data Response Corporation.

Timothy G. Beffa (48), President, Chief Executive Officer and Director of Outsourcing Solutions Inc. since August 1996. From August 1995 until August 1996, Mr. Beffa served as President and Chief Operating Officer of DIMAC Corporation ("DIMAC") and DIMAC DIRECT Inc. ("DDI") and a director of DDI. From 1989 until August 1995, Mr. Beffa served as a Vice President of DIMAC and as Senior Vice President and Chief Financial Officer of DDI. Prior to joining DIMAC, Mr. Beffa was Vice President of Administration and Controller for the International Division of Pet Incorporated, a food and consumer products company, where he previously had been manager of Financial Analysis. Mr. Beffa currently serves as a director of DIMAC Holdings, Inc.

David E. De Leeuw (54), Director of the Company since September 21, 1995. Mr. De Leeuw is a managing general partner of MDC Management Company III, L.P., which is the general partner of McCown De Leeuw & Co. III, L.P. and McCown De Leeuw & Co. III (Europe), L.P., a managing general partner of MDC Management Company IIA, L.P., which is the general partner of McCown De Leeuw & Co. III (Asia), L.P. and a member of Gamma Fund, LLC. Prior to founding McCown De Leeuw & Co. with George E. McCown in 1984, Mr. De Leeuw was Manager of the Leveraged Acquisition Unit and Vice President in the Capital Markets Group at Citibank, N.A. Mr. De Leeuw also worked with W.R. Grace & Co. where he was Assistant Treasurer and manager of Corporate Finance. Mr. De Leeuw began his career as an investment banker with Paine Webber Incorporated. He currently serves as a director of DIMAC Holdings, Inc., Aurora Foods Inc. and American Residential Investment Trust.

David E. King (40), Secretary, Treasurer and Director of the Company since September 21, 1995. Mr. King is a general partner of MDC Management Company III, L.P., which is the general partner of McCown De Leeuw & Co. III, L.P., and McCown De Leeuw & Co. Offshore (Europe) III, L.P. a general partner of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co. III (Asia), L.P. and a member of Gamma Fund, LLC. Mr. King has been associated with McCown De Leeuw & Co. since 1990. He currently serves as a director of DIMAC Holdings, Inc., Fitness Holdings Inc., RSP Manufacturing Corporation and Sarcom.

Tyler T. Zachem (33), Vice President and Director of the Company since September 21, 1995. Mr. Zachem is a special limited partner of MDC Management Company III, which is the general partner of McCown De Leeuw & Co. III; and McCown De Leeuw & Co. III (Europe), L.P., and a special limited partner of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co. III (Asia), L.P. Mr. Zachem has been associated with McCown De Leeuw & Co. since July 1993. Mr. Zachem previously worked as a consultant with McKinsey & Co. and as an investment banker with McDonald & Company. He currently serves as a director of RSP Manufacturing Corporation, The Brown Schools, Inc., Aurora Foods Inc. and Papa Gino's Inc.

David G. Hanna (35), Director of the Company since September 21, 1995. Since 1992, Mr. Hanna has served as President of HBR Capital, Ltd., an investment management company. Mr. Hanna is also President and Chairman of the Board of CompuCredit Corporation and has served in such capacity since its inception in 1996. David G. Hanna is the brother of Frank J. Hanna, III.

Frank J. Hanna, III (37), Director of the Company since September 21, 1995. Since 1992, Mr. Hanna has served as Chief Executive Officer of HBR Capital, Ltd., an investment management company. Mr. Hanna also serves as a director of Cerulean Companies, Inc. Frank J. Hanna, III is the brother of David G. Hanna.

Nathan W. Pearson, Jr. (48), Director of the Company since July 1997. Mr. Pearson is an operating affiliate of McCown De Leeuw & Co. Mr. Pearson has been affiliated with McCown De Leeuw since 1997. Since 1996, Mr. Pearson has been Managing Director of Commonwealth Holdings, a private investment firm. From 1988 to 1995, Mr. Pearson was Executive Vice President and Chief Financial Officer of Broadcasting Partners, Inc., a radio broadcasting leveraged buyout organization and since 1995, Mr. Pearson has been a principal of investment and management of Broadcasting Partners, Inc. Prior to joining Broadcasting Partners, Inc., Mr. Pearson was a management consultant with McKinsey and Company from 1982 to 1988.

Robert A. Marshall (58), Director of the Company since February 1998. Mr. Marshall is President and Chief Operating Officer of Arcadia Financial, Inc. since February 1999. He is a director and has been a director of Arcadia Financial, Ltd. since March 1997. Prior to joining Arcadia Financial, Ltd., Mr. Marshall served as a consultant to the financial services industry. From 1989 to January 1997, Mr. Marshall served in various leadership positions at Advanta Corporation. He currently serves as a director of Trajecta Inc. and Chairman of the Board of Impact Services, Inc.

William B. Hewitt (60), Director of the Company since February 1998. Mr. Hewitt currently serves as a consultant to the Company since January 1998. From July 1997 to January 1998, Mr. Hewitt served as President and Chief Executive Officer of Union and prior to that he served as President and Chief Operating Officer of Union since May 1995. Mr. Hewitt also served as Chairman and Chief Executive Officer of Capital Credit Corporation since September 1991, Chairman and Chief Executive Officer of Interactive Performance, Inc. since November 1995 and Chairman and Chief Executive Officer of High Performance Services, Inc. since May 1996. Capital Credit Corporation, Interactive Performance, Inc. and High Performance Services, Inc. are subsidiaries of Union.

Courtney F. Jones (59), Director of the Company since April 1998. He is Managing Director in charge of the New World Banking Group of Bankers Trust. Mr. Jones has been a director of RSP Manufacturing Corporation since March 1998, Medical Manager Corporation since April 1997, and First Data Corporation since April 1992. He was a Managing Director in Merrill Lynch's Investment Banking Division from July 1989 to December 1990. Prior thereto, he served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors for Merrill Lynch & Co. Inc. from October 1985. From February 1982 to September 1985, Mr. Jones served as Treasurer and Secretary of the Finance Committee of the Board of Directors of General Motors Corporation. He also was formerly a director of General Motors Acceptance Corporation and General Motors Insurance Company.

Daniel J. Dolan (46), Executive Vice President and Chief Financial Officer of the Company since October 1997. Mr. Dolan has 23 years experience in public accounting, the last 11 years as a partner of Ernst & Young LLP. Mr. Dolan resigned from the Company effective February 28, 1999.

Michael A. DiMarco (41), Executive Vice President - President Fee Services of the Company since September 1998. From 1991 until September 1998, Mr. DiMarco was with Paging Network, Inc., a wireless communications provider, serving in various leadership positions including Senior Vice President of Operations and Executive Vice President of Sales. Prior to that, he served in various senior leadership positions with the City of New York, Hertz Rent-A-Car, Inc., ARA Services, Inc. and National Car Rental, Inc.

C. Bradford McLeod (50), Senior Vice President, Human Resources of the Company since September 1998. Mr. McLeod has over 20 years of diverse strategic human resources experience. From 1997 until September 1998, Mr. McLeod served as Vice President of Human Resources for LCC International, a supplier of products and services to the wireless communications industry. From 1994 to 1997, he served as Vice President of Human Resources for a $500 million division of Pulte Home Corporation, the country largest builder of residential housing. Earlier in his career, Mr. McLeod held senior human resources positions with Deloitte & Touche LLP and Frito Lay, a division of PepsiCo.

Patrick Carroll (56), Senior Vice President, National Accounts since October 1996. From 1988 until October 1996, Mr. Carroll served as a director and Executive Vice President of Sales and Marketing for Payco. Mr. Carroll joined Payco in 1964 and served in both production and sales positions.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued for by the Company on behalf of the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company for the years ended December 31, 1998, 1997 and 1996.

                                             Summary Compensation Table
                       -------------------------------------------------------------------
                                                                 Long Term
                                                 Other Annual   Compensation    All Other
Name and                      Salary     Bonus   Compensation   Awards        Compensation
Principal Position     Year     ($)       ($)        ($)        Options (#)       ($)
------------------     -----  -------   ------   ------------  -------------  ------------
Timothy G. Beffa (1)   1998   350,000   405,300
President and CEO      1997   320,110   457,500                  41,555
                       1996   103,846   200,000                 131,421.66

Daniel J. Dolan (2)    1998   260,000      -(2)                                  6,384(3)
Executive Vice         1997    56,571   130,000                  75,000
  President and CFO

Patrick Carroll        1998   225,000    79,700    25,277(4)
Senior Vice President, 1997   186,875    60,000                  25,000
   National Accounts   1996   120,000   200,000                                267,000(5)

Michael A. DiMarco(6)  1998   108,337   220,000    14,491(4)
Executive Vice
   President - President
   Fee Services

C. Bradford McLeod(7)  1998    52,390    95,000    15,848(4)
Senior Vice
   President, Human
   Resources


(1)  1996 compensation based on an annual salary of $300,000.
(2) Mr. Dolan resigned effective February 28, 1999. 1997 compensation based on an annual salary of $260,000.
(3) Represents split dollar life insurance and long-term disability premiums paid by the Company. Upon termination of split dollar life insurance policy, residual cash surrender value (cash surrender value less premiums paid) is returned to the executive officer.
(4)  Payment of taxes by the Company for includable W-2 relocation expenses.
(5) Represents value of stock acquired in connection with the acquisition of Payco by the Company
(6) Based on an annual salary of $325,000. Mr. DiMarco was hired in September 1998.
(7)  Based  on an  annual salary of $175,000.  Mr. McLeod was hired in September
     1998.

Employment Agreements

On September 1, 1997, OSI entered into an amendment to the employment agreement with Timothy G. Beffa. Pursuant to the employment agreement, Mr. Beffa serves as Chief Executive Officer of the Company. On December 31 of each year, the term of the employment agreement is automatically extended for an additional year unless either party gives 30 days advance termination notice. If the Company terminates Mr. Beffa's employment without "cause" (as defined in the agreement) or the Company does not agree to extend the employment term upon the expiration thereof, Mr. Beffa would be entitled to receive an amount equal to his total cash compensation (base salary plus bonus) for the preceding year and continue to receive medical and dental health benefits for one year. Mr. Beffa received an annual salary of $350,000 and received a bonus of $405,300 for fiscal year 1998. Starting in fiscal year 1998, Mr. Beffa is eligible for an annual bonus of up to 150% of his annual base salary. Effective October 9, 1996, Mr. Beffa received options to purchase 131,421.66 shares of common stock of the Company, which options vest eight years from date of grant or earlier upon the satisfaction of certain performance targets and/or the occurrence of certain liquidity events. Effective March 14, 1997, Mr. Beffa received additional options to purchase up to 41,555 shares of common stock of the Company, which also vest eight years from date of grant or earlier upon the satisfaction of certain performance targets and/or the occurrence of certain liquidity events.

On October 16, 1997, OSI entered into an employment agreement with Daniel J. Dolan. Pursuant to the employment agreement, Mr. Dolan served as Chief Financial Officer of the Company. Mr. Dolan received an annual salary of $260,000 for fiscal year 1998. Commencing in fiscal year 1998, Mr. Dolan was eligible for an annual bonus with a target of 66-2/3% of his annual base salary. Effective December 2, 1997, Mr. Dolan received options to purchase 75,000 shares of common stock of the Company, such options vest eight years from date of grant or earlier upon the satisfaction of certain performance targets and/or the occurrence of certain liquidity events. Effective February 28, 1999, Mr. Dolan resigned from the Company and, upon his resignation, forfeited the options to acquire 75,000 shares. Although Mr. Dolan's employment agreement contained severance provisions similar to those in Mr. Beffa's employment agreement, Mr. Dolan will not receive severance payments because he voluntarily resigned.

On September 1, 1998, OSI entered into an employment agreement with Michael A. DiMarco. Pursuant to the employment agreement, Mr. DiMarco serves as Executive Vice President President Fee Services of the Company. On December 31 of each year, the term of the employment agreement is automatically extended for an additional year unless either party gives 30 days advance termination notice. If the Company terminates Mr. DiMarco's employment without "cause" (as defined in the agreement) or the Company does not agree to extend the employment term upon the expiration thereof, Mr. DiMarco would be entitled to receive (i) an amount equal to his salary for the preceding year, and (ii) medical and dental health benefits for one year. The Company also agreed to reimburse Mr. DiMarco for normal moving and relocation expenses to relocate his residence to St. Louis and for income taxes payable for him as a result of such moving and relocation expenses. In addition, the Company advanced Mr. DiMarco $117,000 to facilitate his relocation. Mr. DiMarco receives an annual salary of $325,000 and received a bonus of $220,000 for fiscal year 1998. Commencing in fiscal year 1999, Mr. DiMarco is eligible for an annual bonus with a target of 67% of his annual base salary.

On September 14, 1998, OSI entered into an employment agreement with C. Bradford McLeod. Pursuant to the employment agreement, Mr. McLeod serves as Senior Vice President, Human Resources of the Company. On December 31 of each year, the term of the employment agreement is automatically extended for an additional year unless either party gives 30 days advance termination notice. If the Company terminates Mr. McLeod's employment without "cause" (as defined in the agreement) or the Company does not agree to extend the employment term upon the expiration thereof, Mr. McLeod would be entitled to receive (i) an amount equal to his salary for the preceding year, (ii) medical and dental health benefits for one year, and (iii) reasonable outplacement services for one year. If, within two years of his employment with the Company, certain types of liquidity events occur or if Mr. Beffa no longer serves as Chief Executive Officer of the Company, Mr. McLeod would also be entitled to terminate his employment with the Company and receive these severance benefits. The Company also agreed to reimburse Mr. McLeod for normal moving and relocation expenses to relocate his residence to St. Louis, for duplicate housing expenses for up to six months after he purchased a residence in the St. Louis area, and for income taxes payable for him as a result of such moving and relocation expenses. In addition, the Company advanced Mr. McLeod $148,000 to facilitate his relocation. Mr. McLeod receives an annual salary of $175,000 and received a bonus of $95,000 for fiscal year 1998. Commencing in fiscal year 1999, Mr. McLeod is eligible for an annual bonus with a target of 50% of his annual base salary.

Director Compensation

Non-employee directors of OSI receive $2,000 per regularly scheduled meeting of the Board of Directors, $1,000 per special meeting of the Board of Directors and $500 per committee meeting plus, in each case, reimbursement for travel and out-of-pocket expenses incurred in connection with attendance at all such meetings. Except as described below, no director of OSI receives any other compensation from OSI for performance of services as a director of OSI (other than reimbursement for travel and out-of-pocket expenses incurred in connection with attendance at Board of Director meetings). Effective February 16, 1996, the Company's Chairman of the Board, Mr. Stiefler, received options to purchase 23,044 shares of common stock of the Company, which options vest eight years from date of grant or earlier upon the satisfaction of certain performance targets and/or the occurrence of certain liquidity events. Mr. Stiefler receives an annual salary of $150,000. Effective February 24, 1998, Mr. Hewitt and Mr. Marshall each received options to purchase 3,000 shares of common stock of the Company. Effective May 28, 1998, Mr. Jones received options to purchase 3,000 shares of common stock of the Company. These options time-vest over a three year period.

Option Plans

The Company maintains a 1995 Stock Option and Stock Award Plan (the "Stock Option Plan"). The Stock Option Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the Stock Option Plan, the Compensation Committee may grant or award (a) options to purchase stock of the Company (which may either be incentive stock options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or stock options other than ISOs), (b) stock appreciation rights granted in conjunction with stock options, (c) restricted stock, or (d) bonuses payable in stock, to key salaried employees of the Company, including officers.

A total of 750,000 shares of common stock of the Company are reserved for issuance under the Stock Option Plan. As of March 19, 1999, options to purchase up to 483,820.66 shares of the Company's common stock are outstanding under the Stock Option Plan.

During 1998, there were no stock option awards to, or stock option exercises by, any of the Company's executive officers. As of March 19, 1999, the following table sets forth options held by the current executive officers:

                            # of Options     Exercisable     Unexercisable
Timothy G. Beffa             172,976.66         34,595        138,381.66
President and CEO

Patrick Carroll                  25,000          5,000            20,000
Senior Vice President,
  National Accounts

There is no trading market for the Company's common stock.

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

The Company has used a combination of salary and incentive compensation, including cash bonuses and equity-based incentives to achieve its compensation goals. Bonuses for 1998 were determined by the Compensation Committee in March 1999 and paid shortly thereafter. The amount of bonuses earned by the Company's executive officers were determined by the Compensation Committee based upon the performance of each executive during the year and the performance of the Company against pre-established earnings before interest, taxes, depreciation and amortization ("EBITDA") goals.

The Company has entered into an employment agreement with Timothy G. Beffa to serve as President and Chief Executive Officer of OSI. Under the employment agreement, Mr. Beffa's base salary for 1998 was $350,000 and his bonus target potential was $525,000, 150% of his base salary. These amounts were established by the Compensation Committee after consideration of compensation paid to Chief Executive Officers of comparative companies and the relationship of his compensation to that paid to other OSI senior executives. For 1998, Mr. Beffa's bonus was determined based upon the following two factors, which were weighted as indicated: the Company's performance against pre-established EBITDA goals (70%), and Mr. Beffa's attainment of pre-established objectives, based on specific strategic initiatives to both build a suitable management infrastructure and deliver on strategic growth initiatives (30%). Based on the Company's EBITDA performance and Mr. Beffa's substantial obtainment of personal objectives, Mr. Beffa's bonus for 1998 was $405,300--77.2% of his target bonus.

                               Compensation Committee

                                Mr. David E. King
                                Mr. Jeffery E. Stiefler
                                Mr. Tyler T. Zachem

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 19, 1999,  the authorized  capital stock of the Company  consists of
(i) 1,250,000 shares of Preferred Stock, no par value (the "Preferred Stock"), of which 973,322.32 shares are issued and outstanding, (ii) 7,500,000 shares of Voting Common Stock, par value $.01 per share (the "Voting Common Stock"), of which 3,477,126.01 are issued and outstanding, (iii) 7,500,000 shares of Class A Non-Voting Common Stock, par value $.01 per share (the "Class A Non-Voting Common Stock"), of which 391,740.58 are issued and outstanding, (iv) 500,000 shares of Class B Non-Voting Stock, par value $.01 per share (the "Class B Non-Voting Common Stock"), of which 400,000 are issued and outstanding, and (v) 1,500,000 shares of Class C Non-Voting Common Stock, par value $.01 per share (the "Class C Non-Voting Common Stock" and together with the Class A Non-Voting Common Stock and the Class B Non-Voting Common Stock, the "Non-Voting Common Stock," and together with the Voting Common Stock, the "Common Stock"), of which 1,040,000 are issued and outstanding. In addition, a total of 46,088.67 shares of Voting Common Stock were issuable upon exercise of warrants held by certain warrant holders, and up to 483,820.66 shares of Voting Common Stock were issuable upon the exercise of certain management options.

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

The following table sets forth the number and percentage of shares of each class of the Company's capital stock beneficially owned as of March 19, 1999 by (i) each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's equity securities, (ii) each of the Company's directors and nominees, and (iii) all directors and executive officers of the Company as a group.
                                                           Amount and
                                                           Nature of   Percent
                                                           Beneficial     of
Title of Class      Name and Address Beneficial Owner       Ownership  Class(1)
Preferred Stock     McCown De Leeuw & Co. III, L.P.(2)     674,836.42    66.6%
                    McCown De Leeuw & Co. III
                       (Europe), L.P.(2)                   674,836.42    66.6%
                    McCown De Leeuw & Co. III
                       (Asia), L.P.(2)                     674,836.42    66.6%
                    Gamma Fund LLC(2)                      674,836.42    66.6%
                    Rainbow Trust One(3)                   168,709.98    16.7%
                    Rainbow Trust Two(4)                   168,708.81    16.7%
                    David E. De Leeuw(2)                   674,836.42    66.6%
                    David E. King(2)                       674,836.42    66.6%
                    Frank J. Hanna, III(3)                 168,709.98    16.7%
                    David G. Hanna(4)                      168,708.81    16.7%
                    All directors and officers as
                       a group(2)(3)(4)                  1,012,255.21   100.0%

Voting Common Stock McCown De Leeuw & Co. III, L.P.(5)   1,897,793.01    54.6%
                    McCown De Leeuw & Co. Offshore III
                       (Europe), L.P.(5)                 1,897,793.01    54.6%
                    McCown De Leeuw & Co. III
                       (Asia), L.P.(5)                   1.897,793.01    54.6%
                    Gamma Fund LLC(5)                    1,897,793.01    54.6%
                    Rainbow Trust One(3)                   466,667.00    13.4%
                    Rainbow Trust Two(4)                   466,666.00    13.4%
                    Peter C. Rosvall                       383,600.00    11.0%
                    David E. De Leeuw(5)                 1,897,793.01    54.6%
                    David E. King(5)                     1,897,793.01    54.6%
                    Frank J. Hanna, III(3)                 466,667.00    13.4%
                    David G. Hanna(4)                      466,666.00    13.4%
                    Nathan W. Pearson                       12,000.00        *
                    All directors and officers as
                       a group(3)(4)(5)                  3,278,321.01    94.6%

Class A Non-Voting  McCown De Leeuw & Co. III, L.P.(6)     391,740.58   100.0%
Common Stock        David E. De Leeuw(6)                   391,740.58   100.0%
                    David E. King(6)                       391,740.58   100.0%
                    All directors and officers as
                       a group(6)                          391,740.58   100.0%

Class B Non-Voting  Chase Equity Associates, L.P.(7)       400,000.00   100.0%
Common Stock        All directors and officers as a group        0.00     0.0%

Class C Non-Voting  MLQ Investors, L.P.(8)                 640,000.00    61.5%
Common Stock        The Clipper Group(9)                   400,000.00    38.5%
                    All directors and officers as a group        0.00     0.0%


*  Represents less than one percent.
(1) The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or direct the disposition of a security). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.
(2) Shares of Preferred Stock are convertible, at the holder's option, into an identical number of shares of Common Stock at anytime after September 20, 1996. Includes 598,917.28 shares owned by McCown De Leeuw & Co. III, L.P., an investment partnership whose general partner is MDC Management Company III, L.P. ("MDC III"), 50,612.76 shares held by McCown De Leeuw & Co. III (Europe), L.P., an investment partnership whose general partner is MDC III, 11,809.72 shares held by McCown De Leeuw & Co. III (Asia), an investment partnership whose general partner is MDC Management Company IIIA, L.P. ("MDC IIIA"), and 13,496.66 shares owned by Gamma Fund LLC, a California limited liability company. The voting members of Gamma Fund LLC are George E. McCown, David De Leeuw, David E. King, Robert B. Hellman, Jr., Charles Ayres and Steven Zuckerman, who are also the only general partners of MDC III and MDC IIIA. Dispositive decisions regarding the Preferred Stock are made by Mr. McCown and Mr. De Leeuw, as Managing General Partners of each of MDC III and MDC IIIA, who together have more than the required two-thirds-in-interest vote of the Managing General Partners necessary to effect such decision on behalf of any such entity. Dispositive decisions regarding the Preferred Stock owned by Gamma Fund LLC are made by a vote or consent of a majority in number of voting members of Gamma Fund LLC. Messrs. McCown, De Leeuw, King, Hellman, Ayres and Zuckerman have no direct ownership of any shares of Preferred Stock and disclaim beneficial ownership of any shares of Preferred Stock except to the extent of their proportionate partnership interests or membership interests (in the case of Gamma Fund LLC). The address of all the above-mentioned entities is c/o McCown De Leeuw & Co., 3000 Sand Hill Road, Building 3, Suite 290, Menlo Park, California 94025.
(3) Shares of Preferred Stock are convertible, at the holder's option, into an identical number of shares of Common Stock at any time after September 20, 1996. Frank J. Hanna, III, a director of the Company, is trustee of Rainbow Trust One. The address of Rainbow Trust One is c/o HBR Capital, Two Ravinia Drive, Suite 1750, Atlanta, Georgia 30346.
(4) Shares of Preferred Stock are convertible, at the holder's option, into an identical number of shares of Common Stock at any time after September 20, 1996. David G. Hanna, a director of the Company, is trustee of Rainbow Trust Two. The address of Rainbow Trust Two is c/o HBR Capital, Two Ravinia Drive, Suite 1750, Atlanta, Georgia 30346.
(5) Includes 1,640,220.48 shares owned by McCown De Leeuw & Co. III, L.P., an investment partnership whose general partner is MDC III, 171,715.02 shares held by McCown De Leeuw & Co. III (Europe), L.P., an investment partnership whose general partner is MDC III, 40,066.84 shares held by McCown De Leeuw & Co. III (Asia), L.P., an investment partnership whose general partner is MDC IIIA, and 45,790.67 shares owned by Gamma Fund LLC, a California limited liability company. The voting members of Gamma Fund LLC are George E. McCown, David De Leeuw, David E. King, Robert B. Hellman, Jr., Charles Ayres and Steven Zuckerman, who are also the only general partners of MDC III and MDC IIIA. Voting and dispositive decisions regarding the Voting Common Stock are made by Mr. McCown and Mr. De Leeuw, as Managing General Partners of each of MDC III and MDC IIIA, who together have more than the required two-thirds-in-interest vote of the Managing General Partners necessary to effect such decision on behalf of any such entity. Voting and dispositive decisions regarding the Voting Common Stock owned by Gamma Fund LLC are made by a vote or consent of a majority in number of voting members of Gamma Fund LLC. Messrs. McCown, De Leeuw, King, Hellman, Ayres and Zuckerman have no direct ownership of any shares of Voting Common Stock and disclaim beneficial ownership of any shares of Voting Common Stock except to the extent of their proportionate partnership interests or membership interests (in the case of Gamma Fund
      LLC).
(6) Shares of Class A Non-Voting Common Stock are convertible, at the holder's option, into an identical number of shares of Voting Common Stock at the holder's option. See "Security Ownership". The general partner of McCown De Leeuw & Co. III, L.P. is MDC III. The only general partners of MDC III are George E. McCown, David De Leeuw, David E. King, Robert B. Hellman, Jr., Charles Ayres and Steven Zuckerman. Voting and dispositive decisions regarding the Voting Common Stock are made by Mr. McCown and Mr. De Leeuw, as Managing General Partners of each of MDC III and MDC III, who together have more than the required two-thirds-in-interest vote of the Managing General Partners necessary to effect such decision on behalf of any such entity. Voting and dispositive decisions regarding the Voting Common Stock owned by Gamma Fund LLC are made by a vote or consent of a majority in number of voting members of Gamma Fund LLC. Messrs. McCown, De Leeuw, King, Hellman, Ayres and Zuckerman have no direct ownership of any shares of Class A Non-Voting Common Stock except to the extent of their proportionate partnership. The address of each of the above mentioned entities is c/o McCown De Leeuw & Co., 3000 Sand Hill Road, Build 3, Suite 290, Menlo Park, California 94025.
(7) Shares of Class B Non-Voting Common Stock are convertible, at the holder's option, into an identical number of shares of Voting Common Stock upon the occurrence of certain "Conversion Events," as defined in the Company's certificate of incorporation. See "Security Ownership." The general partner of Chase Equity Associates, L.P., is Chase Capital Partners. The address of each of these entities is c/o Chase Capital Partners, 380 Madison Ave., 12th Floor, New York, New York 10017.
(8) Shares of Class C Non-Voting Common Stock are convertible, at the holder's option, into an identical number of shares of Voting Common Stock upon the occurrence of certain "Conversion Events," as defined in the Company's certificate of incorporation. See "Security Ownership." The general partner of MLQ Investors, L.P. is MLQ, Inc. The address of each of these entities is c/o Goldman Sachs & Co., 85 Broad Street, New York, New York 10004.
(9) Shares of Class C Non-Voting Common Stock are convertible, at the holder's option, into an identical number of shares of Voting Common Stock upon the occurrence of certain "Conversion Events", as defined in the Company's certificate of incorporation. See "Security Ownership." Consists of shares held as follows: Clipper Capital Associates, L.P. ("CCA"), 9,268.50 shares; Clipper/Merchant Partners, L.P., 102,642.16 shares; Clipper Equity Partners I, L.P., 90,168.81 shares; Clipper/Merban, L.P. ("Merban"), 120,225.07 shares; Clipper/European Re, L.P., 60,112.54 shares; and CS First Boston Merchant Investments 1995/96, L.P. ("Merchant"), 17,582.92 shares. CCA is the general partner of all of the Clipper Group partnerships other than Merchant. The general partner of CCA is Clipper Capital Associates, Inc. ("CCI"), and Mr. Robert B. Calhoun, Jr. is the sole stockholder and a director of CCI. Clipper Capital Partners, an affiliate of Mr. Calhoun, has sole investment power with respect to the shares beneficially owned by Merchant. As a result, each of Mr. Calhoun, CCA and CCI is deemed to beneficially own all shares of Class C Non-Voting Common Stock beneficially owned by the Clipper Group (other than Merchant), and Mr. Calhoun is deemed to beneficially own the shares of Class C Non-Voting Common Stock beneficially owned by Merchant. Merchant Capital, Inc. ("Merchant Capital"), an affiliate of CS First Boston
      Corporation, is the general partner of Merchant and the 99% limited partner of Clipper/Merchant Partners, L.P. CS Holding, an affiliate of CS First Boston Corporation, is the 99% limited partner of Merban. None of Merchant, Merchant Capital, CS First Boston Corporation and CS Holding is an affiliate of Clipper or CCA. The address for Merchant is 11 Madison Avenue, 26th Floor, New York, NY 10010, the address for Clipper/European Re, L.P. and Merban is c/o CITCO, De Ruyterkade, 62, P.O. Box 812, Curacao, Netherlands Antilles, and the address for all other Clipper Group entities is 11 Madison Avenue, 26th Floor, New York, NY 10010.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition Arrangements

OSI holds a minority interest in a limited liability corporation ("LLC") formed for the purpose of acquiring an accounts receivable portfolio. The majority interest in the LLC is held by MLQ Investors, L.P., one of the Company's stockholders. The recorded value of the Company's investment in the LLC was approximately $900,000 at December 31, 1998.

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

In January 1998 upon closing of the acquisition of Union, MDC Management received a one-time fee of $2.5 million for financial advice provided to OSI in connection therewith.

Consulting Agreements

On January 26, 1998, the Company entered into a one-year Consulting Agreement with William B. Hewitt, a director of the Company. Under the Consulting Agreement, Mr. Hewitt provides consulting assistance in the growing outsourcing services of the Company at 80% of normal working hours. For the period ended December 31, 1998, the Company paid Mr. Hewitt $727,500. In addition, Mr. Hewitt received options to purchase 10,000 shares of common stock of the Company, which options vest eight years from date of grant or earlier upon the satisfaction of certain performance targets and/or the occurrence of certain liquidity events. On January 25, 1999, the Consulting Agreement was extended through March 31, 1999 and at the same time the Consulting Agreement was renewed for the period April 1, 1999 through March 31, 2000 providing consulting services at a maximum of 50 days (approximately 20% of normal working hours).

Following his resignation as Executive Vice President and Chief Financial Officer, Daniel J. Dolan entered into a ten month Consulting Agreement with the Company. Under the Consulting Agreement, Mr. Dolan provides consulting related to financing and certain other business activities. For the ten months ending December 31, 1999, the Company will pay Mr. Dolan $134,400.

Certain Interests of Shareholders

Goldman Sachs and its affiliates have certain interests in the Company in addition to being an initial purchaser of the 11% Senior Subordinated Notes. In 1998, Goldman Sachs served as financial advisor to OSI in connection with the acquisition of Union and received certain fees amounting to $500,000 and reimbursement of expenses in connection therewith. Moreover, Goldman Sachs acted as co-arranger and Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acts as co-administrative agent and lender in connection with the credit facility, and in 1998 OSI paid them approximately $100,000 in fees and approximately $581,000 in interest in connection therewith. MLQ Investors, L.P., an affiliate of Goldman Sachs, owns a non-voting equity interest in the Company.

In addition to acting as an initial purchaser of the 11% Senior Subordinated Notes, Chase Securities Inc. ("Chase Securities") and its affiliates have certain other relationships with the Company. Chase Securities acted as co-arranging agent and The Chase Manhattan Bank, an affiliate of Chase Securities, acts as co-administrative agent and a lender under the credit facility and in 1998 OSI paid them approximately $247,000 in fees and approximately $1,150,000 in interest in connection therewith. Additionally, Chase Equity Associates, L.P. an affiliate of Chase Securities, owns a non-voting equity interest in the Company.

Arrangements with Certain Affiliates

Payco leases its corporate headquarters in Brookfield, Wisconsin, its data processing center in New Berlin, Wisconsin and the office space for three of its collection operations from partnerships in which certain officers of Payco and Dennis G. Punches, a former director of the Company, are the principal partners. The terms of the leases provided for aggregate annual payments of approximately $1.9 million and $1.8 million for the years ended December 31, 1998 and 1997, respectively. Such lease amounts are subject to an escalation adjustment, not to exceed 5% annually. All operating and maintenance costs associated with these buildings are paid by Payco. The Company believes that the terms of these leases are at least as favorable as could have been obtained in arms-length negotiations with an unaffiliated lessor. Effective November 30, 1998, the above mentioned director resigned from the Board of Directors of the Company.

Indebtedness of Management

During 1998, the Company advanced $117,000 and $148,000 to Michael A. DiMarco, Executive Vice President and President Fee Services and C. Bradford McLeod, Senior Vice President, Human Resources, respectively, to facilitate their relocation to the St. Louis area from Texas and Virginia, respectively. The advances were non-interest bearing. Both advances were repaid in full in March 1999.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         See index on page 42 for a listing of consolidated financial statements filed with this report.

    2.   Financial Statement Schedule

         See index on page 42 for a listing of consolidated financial statements schedule required to be filed by Item 8 of this Form 10-K.

3.    Exhibits

Exhibit No.

   2.1 Asset Purchase Agreement dated October 8, 1997 by and among NSA Acquisition Corporation, Outsourcing Solutions Inc., North Shore Agency, Inc., Automated Mailing Services, Inc., Mailguard Security System, Inc., DMM Consultants and Certain Stockholders (incorporated herein by reference to Exhibit 2.6 of the Company's Form 10-K for the year ended December 31, 1997).
   2.2 Asset Purchase Agreement dated November 10, 1997 by and among Outsourcing Solutions Inc., ABC Acquisition Company, Accelerated Bureau of Collections Inc., Accelerated Bureau of Collections of Ohio, Inc., Accelerated Bureau of Collections of Virginia Inc., Accelerated Bureau of Collections of Massachusetts, Inc., Travis J. Justus, and Linda Brown (incorporated herein by reference to Exhibit
           2.7 of the Company's Form 10-K for the year ended December 31, 1997).
   2.3 Share Purchase Agreement and Plan of Merger dated as of December 22, 1997 by and among Outsourcing Solutions Inc., Sherman Acquisition Corporation and The Union Corporation (incorporated herein by reference to Exhibit 2.8 of the Company's Form 10-K for the year ended December 31, 1997).
   3.1 Restated Certificate of Incorporation of the Company, as of January 13,1999. 3.2 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).
   4.1 Indenture dated as of November 6, 1996 by and among the Company, the Guarantors and Wilmington Trust Company (the "Indenture") (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).
   4.2 Specimen Certificate of 11% Senior Subordinated Note due 2006 (included in Exhibit 4.1 hereto) (incorporated herein by reference to
           Exhibit 4.2 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).
   4.3 Specimen Certificate of 11% Series B Senior Subordinated Note due 2006 (the "New Notes") (included in Exhibit 4.1 hereto) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).
   4.4 Form of Guarantee of securities issued pursuant to the Indenture (included in Exhibit 4.1 hereto) (incorporated herein by reference to
           Exhibit 4.4 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).
   4.5 First Supplemental Indenture dated as of March 31, 1998 by and among the Company, the Additional Guarantors and Wilmington Trust Company.
  10.1 Amended and Restated Stockholders Agreement dated as of February 16, 1996 by and among the Company and various stockholders of the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).
  10.2 Advisory Services Agreement dated September 21, 1995 between the Company and MDC Management Company III, L.P (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).
  10.3 Amended Employment Agreement dated as of August 27, 1997 between the Company and Timothy G. Beffa (incorporated herein by reference to
           Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 1997).
  10.4 Employment Agreement dated October 16, 1997 between the company and Daniel J. Dolan (incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K for the year ended December 31, 1997).
  10.5 Consulting Agreement dated as of March 1, 1999 between the Company and Daniel J. Dolan.
  10.6 Consulting Agreement dated as of February 6, 1998 between the Company and William B. Hewitt as amended January 25, 1999.
  10.7 Employment Agreement dated as of September 1, 1998 between the Company and Michael A. DiMarco.
  10.8 Employment Agreement dated as of September 14, 1998 between the Company and C. Bradford McLeod.
  10.9 1995 Stock Option and Stock Award Plan of the Company (incorporated herein by reference to Exhibit 10.31 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).
  10.10 First Amendment to 1995 Stock Option and Stock Award Plan of the Company (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1997).
  10.11 Form of Non-Qualified Stock Option Award Agreement [A] (incorporated herein by reference to Exhibit 10.32 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).
  10.12 Form of Non-Qualified Stock Option Award Agreement [B] (incorporated herein by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).
  10.13    Form of Non-Qualified Stock Option Award Agreement [C].
  10.14    Form of Non-Qualified Stock Option Award Agreement [D].
  10.15    1998 Incentive Compensation Program.
  10.16 Earn-out Agreement dated October 8, 1997 by and among NSA Acquisition Corporation, Outsourcing Solutions Inc., North Shore Agency, Inc., Automated Mailing Services, Inc., Mailguard Security Systems, Inc., and DMM Consultants (incorporated herein by reference to Exhibit
           10.17 of the Company's Form 10-K
           for the year ended December 31,1997).
  10.17 Second Amended and Restated Credit Agreement dated as of January 26, 1998 by and among the Company, the Lenders listed therein, Goldman Sachs Credit Partners L.P. and The Chase Manhattan Bank, as Co-Administrative Agents, Goldman Sachs Credit Partners L.P. and Chase Securities, Inc., as Arranging Agents and Suntrust Bank, Atlanta, as Collateral Agent (incorporated herein by reference to
           Exhibit 10.18 of the Company's Form 10-K for the year ended December 31, 1997).
  10.18 First Amendment to the Second Amended and Restated Credit Agreement, dated as March 31, 1998 (incorporated herein by reference to Exhibit
           10.1 of the Company's  Form 10-Q for the quarter ended  September 30,
           1998)
  10.19 Second Amendment to the Second Amended and Restated Credit Agreement, dated as August 5, 1998 (incorporated herein by reference to Exhibit
           10.2 of the Company's  Form 10-Q for the quarter ended  September 30,
           1998)
  10.20 Third Amendment to the Second Amended and Restated Credit Agreement, dated as September 23, 1998 (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 1998)

   21    Subsidiaries of registrant.
   27    Financial Data Schedule.






(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the three-month period ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OUTSOURCING SOLUTIONS INC.

                              /s/Timothy G. Beffa
                              -------------------------------------
                              Timothy G. Beffa
                              President and Chief Executive Officer


                              /s/Daniel T. Pijut
                              -------------------------------------
                              Daniel T. Pijut
                              Vice President, Corporate Controller
                                  And Chief Accounting Officer

DATE:  March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                        Date

/s/Jeffrey E. Stiefler     Chairman of the Board of Directors  March 19, 1999
------------------------
Jeffrey E. Stiefler


/s/Timothy G. Beffa        President and Chief Executive       March 30, 1999
------------------------   Officer, Director
Timothy G. Beffa


/s/David E. De Leeuw       Director                            March 23, 1999
------------------------
David E. De Leeuw


/s/David E. King           Secretary and Treasurer, Director   March 19, 1999
------------------------
David E. King


/s/Tyler T. Zachem         Vice President and Director         March 22, 1999
------------------------
Tyler T. Zachem


/s/David G. Hanna          Director                            March 30, 1999
------------------------
David G. Hanna


/s/Frank J. Hanna, III     Director                            March 30, 1999
------------------------
Frank J. Hanna, III


/s/Nathan W. Pearson, Jr.  Director                            March 20, 1999
------------------------
Nathan W. Pearson, Jr.


/s/Robert A. Marshall      Director                            March 22, 1999
------------------------
Robert A. Marshall


/s/William B. Hewitt       Director                            March 23, 1999
------------------------
William B. Hewitt


/s/Courtney F. Jones       Director                            March 20, 1999
------------------------
Courtney F. Jones

INDEX TO CONSOLIDATED FINANCIAL STATEMENS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


                                                                         Page

Consolidated Financial Statements

Outsourcing Solutions Inc. and Subsidiaries
   Independent Auditors' Report....................................       F-1
   Consolidated Balance Sheets at December 31, 1998 and 1997.......       F-2
   Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996.............................       F-3
   Consolidated Statements of Stockholders' Equity (Deficit) for
      the years ended December 31, 1998, 1997 and 1996.............       F-4
   Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996.............................       F-5
   Notes to Consolidated Financial Statements......................       F-6



Consolidated Financial Statement Schedule

Independent Auditors' Report.......................................      F-22
Schedule II - Valuation and Qualifying Accounts and Reserves.......      F-23

INDEPENDENT AUDITORS' REPORT


To the Stockholders of Outsourcing Solutions Inc.:

We have audited the accompanying consolidated balance sheets of Outsourcing Solutions Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outsourcing Solutions Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP



St. Louis, Missouri
March 4, 1999

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(In thousands except share and per share amounts)

ASSETS                                                   1998        1997
                                                         ----        ----
CURRENT ASSETS:
  Cash and cash equivalents                            $  8,814    $  3,217
  Cash and cash equivalents held for clients             22,372      20,762
  Current portion of purchased loans and accounts
    receivable portfolios                                35,057      42,915
  Accounts receivable - trade, less allowance for
    doubtful receivables of  $1,309 and $538             40,724      27,192
  Other current assets                                    8,777       2,119
                                                       --------    --------
        Total current assets                            115,744      96,205

PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS       20,436      19,537

PROPERTY AND EQUIPMENT, net                              40,317      32,563

INTANGIBLE ASSETS, net                                  425,597     219,795

DEFERRED FINANCING COSTS, less accumulated               13,573      12,517
  amortization of $5,203 and $2,376

OTHER ASSETS                                              2,824         693

DEFERRED INCOME TAXES                                         -         380
                                                       --------    --------
TOTAL                                                  $618,491    $381,690
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable - trade                             $  7,355    $  6,977
  Collections due to clients                             22,372      20,762
  Accrued salaries, wages and benefits                   13,274       8,332
  Other current liabilities                              55,071      26,131
  Current portion of long-term debt                      16,877      15,445
                                                       --------    --------
           Total current liabilities                    114,949      77,647

LONG-TERM DEBT                                          511,271     309,521

OTHER LONG-TERM LIABILITIES                              22,303           -

COMMITMENTS AND CONTINGENCIES                                 -           -

STOCKHOLDERS' DEFICIT:
  8% nonvoting cumulative redeemable  exchangeable
    preferred stock;  authorized 1,000,000 shares,
    973,322.32 and 935,886.85 shares, respectively,
    issued and outstanding, at liquidation value
    of $12.50 per share                                  12,167      11,699
  Voting common stock; $.01 par value; authorized
    7,500,000 shares, 3,477,126.01 and 3,425,126.01
    shares, respectively, issued and outstanding             35          35
  Class A convertible nonvoting common stock; $.01 par
    value; authorized 7,500,000 shares,
    391,740.58 shares issued and outstanding                  4           4
  Class B convertible nonvoting common stock; $.01 par
    value; authorized 500,000 shares,
    400,000 shares issued and outstanding                     4           4
  Class C convertible nonvoting common stock; $.01 par
    value; authorized 1,500,000 shares,
    1,040,000 shares issued and outstanding                  10          10
  Paid-in capital                                        66,958      66,958
  Retained deficit                                     (109,210)    (84,188)
                                                       --------    --------
        Total stockholders' deficit                     (30,032)     (5,478)
                                                       --------    ---------
TOTAL                                                  $618,491    $381,690
                                                       ========    ========
                   See notes to consolidated financial statements

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands)
--------------------------------------------------------------------------------

                                                    1998       1997       1996

REVENUES                                          $479,400   $271,683  $106,331

EXPENSES:
  Salaries and benefits                            230,114    133,364    46,997
  Service fees and other operating
    and administrative expenses                    140,888     71,122    33,759
  Amortization of purchased loans and accounts      50,703     52,042    27,317
    receivable portfolios
  Amortization of goodwill and other intangibles    15,725     24,749    15,452
  Depreciation expense                              14,282      8,825     2,829
  Purchased in-process research and development          -          -     1,000
                                                  --------   --------  --------

           Total expenses                          451,712    290,102   127,354
                                                  --------   --------  --------

OPERATING INCOME (LOSS)                             27,688    (18,419)  (21,023)

INTEREST EXPENSE - Net                              50,627     28,791    12,131
                                                  --------   --------  --------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST     (22,939)   (47,210)  (33,154)

PROVISION FOR INCOME TAXES (BENEFIT)                   830     11,127   (11,757)

MINORITY INTEREST                                      572          -         -
                                                  --------   --------  --------

NET LOSS                                           (24,341)   (58,337)  (21,397)

PREFERRED STOCK DIVIDEND REQUIREMENTS                  681        922       830
                                                  --------   --------  --------

NET LOSS TO COMMON STOCKHOLDERS                   $(25,022)  $(59,259) $(22,227)
                                                  ========   ========  ========


                    See notes to consolidated financial statements.


OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF  STOCKHOLDERS'  EQUITY (DEFICIT) FOR THE YEARS ENDED
DECEMBER 31, 1998, 1997 AND 1996 (In thousands except share and per share amounts)
----------------------------------------------------------------------------------
                          Non-Voting
                          Cumulative
                          Redeemable
                          Exchangeable         Common Stock
                                      -------------------------
                          Preferred   Vot-  Class Class Class  Paid-In   Retained
                            Stock     ing    A     B     C     Capital   Deficit      Total

BALANCE, JANUARY 1, 1996    $10,000    $28   $ -   $ -   $ -   $35,122  $  (2,702)   $ 42,448

 Issuance of 118,866.59
   shares of common stock
   in exchange for notes
   payable to stockholders        -      2     -     -     -     1,484          -       1,486

 Issuance of 2,326,000
   shares of common stock         -      7    10     -     6    29,052          -      29,075

 Conversion of common stock       -     (2)   (6)    4     4         -          -           -

 Payment of preferred
   stock dividends through
   issuance of 65,280
   shares of preferred
   stock and recorded
   preferred stock
   dividend requirements
   of $1 per share              816      -     -     -     -         -       (830)        (14)

  Net loss                        -      -     -     -     -         -    (21,397)    (21,397)
                            -------    ---   ---   ---   ---   -------  ---------    --------

BALANCE, DECEMBER 31, 1996   10,816     35     4     4    10    65,658    (24,929)     51,598

 Issuance of 52,000
   shares of common stock         -      -     -     -     -     1,300          -       1,300

 Payment of preferred
   stock dividends through
   issuance of 70,606.84
   shares of preferred
   stock and recorded
   preferred stock
   dividend requirements
   of $1 per share              883                                          (922)        (39)

  Net loss                        -      -     -     -     -         -    (58,337)    (58,337)
                            -------    ---   ---   ---   ---   -------  ---------    --------

BALANCE, DECEMBER 31, 1997   11,699     35     4     4    10    66,958    (84,188)     (5,478)

 Payment of preferred
   stock dividends through
   issuance of 37,435.47
   shares of preferred
   stock and recorded
   preferred stock dividend
   requirements of $1
   per share                    468                                          (681)       (213)

 Net loss                         -      -     -     -     -         -    (24,341)    (24,341)
                            -------    ---   ---   ---   ---   -------  ---------    --------

BALANCE, DECEMBER 31, 1998  $12,167    $35   $ 4   $ 4   $10   $66,958  $(109,210)   $(30,032)
                            =======    ===   ===   ===   ===   =======  =========    ========

                  See notes to consolidated financial statements.


OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands)
---------------------------------------------------------------------------------------

                                                           1998        1997      1996
OPERATING ACTIVITIES:
  Net loss                                               $(24,341)   $(58,337) $(21,397)
  Adjustments to reconcile net loss to net cash from
    operating activities:
      Depreciation and amortization                        32,833      35,613    18,618
      Amortization of purchased loans and accounts         50,703      52,042    27,317
        receivable portfolios
      Deferred taxes                                          380      10,877   (11,757)
      Minority interest                                       572           -         -
      Other                                                    99          48         -
      Change in assets and liabilities:
        Other current assets                                2,795         147      (578)
        Accounts payable and other current liabilities     (7,789)     (7,565)   (1,536)
                                                         --------    --------  --------

        Net cash from operating activities                 55,252      32,825    10,667
                                                         --------    --------  --------

INVESTING ACTIVITIES:
  Purchase of loans and accounts receivable portfolios    (43,186)    (46,494)  (13,645)
  Payments for acquisitions, net of cash acquired        (168,900)    (62,913) (184,184)
  Investment in non-consolidated subsidiary                (2,500)          -         -
  Acquisition of property and equipment                   (13,480)     (9,489)   (2,606)
  Other                                                       261        (603)        -
                                                         --------    --------  --------
        Net cash from investing activities               (227,805)   (119,499) (200,435)
                                                         --------    --------  --------

FINANCING ACTIVITIES:
  Proceeds from term loans                                225,000      55,000   337,000
  Borrowings under revolving credit agreement             230,000      66,150         -
  Repayments under revolving credit agreement            (236,350)    (34,300)        -
  Repayments of debt                                      (36,618)     (9,763) (136,615)
  Deferred financing fees                                  (3,882)     (1,993)  (12,563)
  Proceeds from issuance of common stock                        -         300    14,974
                                                         --------    --------  --------

           Net cash from financing activities             178,150      75,394   202,796
                                                         --------    --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        5,597     (11,280)   13,028

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                3,217      14,497     1,469
                                                         --------    --------  --------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $  8,814    $  3,217  $ 14,497
                                                         ========    ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during period for interest                   $ 43,923    $ 26,372  $  7,655
                                                         ========    ========  ========

                   See notes to consolidated financial statements.

Outsourcing Solutions Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)
--------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Consolidation Policy - Outsourcing Solutions Inc. is one of the largest providers of accounts receivable management services in the United States. The consolidated financial statements include the accounts of Outsourcing
    Solutions Inc. ("OSI") and all of its majority-owned subsidiaries (collectively, the "Company"). Ownership in entities of less than 50% are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

    Cash and Cash Equivalents - Cash and cash equivalents consist of cash, money market investments, and overnight deposits. Cash equivalents are valued at cost, which approximates market. Cash held for clients consist of certain restricted accounts which are used to maintain cash collected and held on behalf of the Company's clients.

    Purchased Loans and Accounts Receivable Portfolios - Purchased loans and accounts receivable portfolios ("Receivables") acquired in connection with acquisitions in September 1995 and November 1996 were recorded at the present value of estimated future net cash flows. Receivables purchased in the normal course of business are recorded at cost. The Company periodically reviews all Receivables to assess recoverability. Impairments are recognized in operations if the market pricing or the expected discounted future net operating cash flows derived from the individual portfolios are less than their respective carrying value (see Note 14).

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

    Revenue Recognition - Collections on Purchased loans and accounts receivable portfolios owned are generally recorded as revenue when received. Revenue from accounts receivable management services is recorded as such services are provided. Deferred revenue in the accompanying balance sheet primarily relates to certain prepaid letter services which are generally recognized as earned as services are provided.

    Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed on the straight-line method based on the estimated useful lives (3 years to 30 years) of the related assets. Leasehold improvements are amortized over the term of the related lease.

    Intangible Assets - The excess of cost over the fair value of net assets of businesses acquired is amortized on a straight-line basis over 20 to 30 years. Other identifiable intangible assets are primarily comprised of the fair value of existing account placements acquired in connection with certain business combinations and non-compete agreements. These assets are short-lived and are being amortized over the assets' periods of recoverability, which are estimated to be 1 to 3 years. The Company periodically reviews goodwill and other intangibles to assess recoverability. Impairments will be recognized in operations if the expected future operating cash flows (undiscounted and without interest charges) derived from such intangible assets are less than its carrying value.

    Income Taxes - The Company accounts for income taxes using an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for expected future tax consequences of events that have been recognized in the consolidated financial statements.

    Stock-Based Compensation - The Company accounts for its stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires that companies using the intrinsic value method make pro forma disclosures of net income as if the fair value-based method of accounting had been applied. See Note 11 for the fair value disclosures required under SFAS No. 123.

    Comprehensive Income - Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Company's consolidated financial statements for the three years in the period ended December 31, 1998. Comprehensive loss for the three years in the period ended December 31, 1998 were equal to the Company's net loss.

    Accounting For Transfers of Financial Assets - In 1996, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company adopted SFAS No. 125 for the year ended December 31, 1997. The adoption of SFAS No. 125 did not have a material effect on the 1997 financial statements, as the Company had no transfers during the year ended December 31, 1997. However, commencing in the fourth quarter of 1998, the Company sold concurrent with its purchase of certain loans and accounts receivable portfolios to a qualifying special-purpose entity (QSPE). Such QSPE, OSI Funding Corporation (FINCO), is a nonconsolidated, bankruptcy-remote, wholly-owned subsidiary of the Company (see Note 17).

    Segment Information - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report information about operating segments in annual financial statements and also established standards for related disclosures about products and services, geographic areas and major customers. Management has considered the requirements of SFAS No. 131 and, as discussed in Note 16, believes the Company operates in one business segment.

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

    Earnings Per Share - In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which required adoption in the quarter ended December 31, 1997, and prohibited early compliance. SFAS No. 128 simplified the calculation of earnings per share and is applicable only to public companies. Under generally accepted accounting principles and Securities and Exchange Commission ("SEC") disclosure requirements, SFAS No. 128 is not currently applicable to the Company and, accordingly, earnings per share is not presented.

    New Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. The statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has not determined the impact on the consolidated statement of operations and consolidated balance sheet.

    In March 1998, the AICPA issued Statement of Position No. 98-1, Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidelines for capitalization of developmental costs of proprietary software and purchased software for internal use. The adoption of SOP 98-1 is not expected to have a material impact on the consolidated statement of operations and consolidated balance sheet.

    Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current year presentation.

2.  ORGANIZATION & ACQUISITIONS

    OSI was formed on September 21, 1995 to build, through a combination of acquisitions and sustained internal growth, one of the leading providers of accounts receivable management services. The Company purchases and collects portfolios of non-performing loans and accounts receivable for the Company's own account, services accounts receivable placements on a contingent and fixed fee basis and provides contract management of accounts receivable. The Company's customers are mainly in the educational, utilities, telecommunications, retail, healthcare and financial services industries. The markets for the Company's services currently are the United States, Puerto Rico, Canada and Mexico.

    In September 1995, the Company acquired Account Portfolios, L.P. ("API"), a partnership which purchased and managed large portfolios of non-performing consumer loans and accounts receivable, for cash of $30,000, common stock of $15,000 and notes of $35,000, which were subsequently paid in March 1996.

    In January 1996, the Company acquired A.M. Miller & Associates and Continental Credit Services, Inc., accounts receivable and fee services companies, for total cash consideration of $38,500 including transaction costs of $3,600, common stock of $6,000, a 9% unsecured, subordinated note of $5,000 (interest payable quarterly and principal due January 2001) and a 10% unsecured, subordinated note of $3,000, which was subsequently paid in November 1996.

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

    In October and November 1997, the Company acquired The North Shore Agency, Inc. ("NSA"), a fee service company specializing in letter series collection services, and Accelerated Bureau of Collections, Inc. ("ABC"), a fee service company specializing in credit card collections, for total cash consideration of approximately $53,800 including transaction costs of $1,173 and common stock of $1,000. One of the acquisitions contains certain contingent payment obligations, $1,656 through December 31, 1998, based on the attainment by the newly formed subsidiary of certain financial performance targets over each of the next three years. Future contingent payment obligations, if any, will be accounted for as additional goodwill as the payments are made.

    In January 1998, the Company acquired through a tender offer approximately 77% of the outstanding shares of The Union Corporation's ("Union") common stock for $31.50 per share. On March 31, 1998, the Company acquired the remaining outstanding shares of Union when Union merged with a wholly-owned subsidiary of the Company. The aggregate cash purchase price of the Union acquisition was approximately $220,000 including transaction costs of $10,900 and assumed liabilities. The Company financed the acquisition primarily with funds provided by the amended credit agreement (see Note 6). Union, through certain of its subsidiaries, furnishes a broad range of credit and receivables management outsourcing services as well as management and collection of accounts receivable. The Company allocated the total purchase price including additional liabilities reserves to the fair value of the net assets acquired resulting in goodwill of approximately $219,000.

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

    The unaudited pro forma consolidated financial data presented below provides pro forma effect of the NSA, ABC and Union acquisitions as if such acquisitions had occurred as of the beginning of each period presented. The unaudited results have been prepared for comparative purposes only and do not necessarily reflect the results of operations of the Company that actually would have occurred had the acquisitions been consummated as of the beginning of each period presented, nor does the data give effect to any transactions other than the acquisitions.
                                                  Pro Forma
                                               1998         1997

                      Net revenues           $486,754     $455,700
                                             ========     ========

                      Net loss               $(25,015)    $(64,703)
                                             ========     ========


3.  PROPERTY AND EQUIPMENT

    Property and equipment, which is recorded at cost, consists of the following at December 31:

                                                        1998         1997

       Land                                            $ 2,109     $     -
       Buildings                                         1,891           -
       Furniture and fixtures                            6,574       4,478
       Machinery and equipment                           2,479         716
       Telephone equipment                               8,659       5,956
       Leasehold improvements                            4,068       1,599
       Computer hardware and software                   40,785      31,946
                                                       -------     -------
                                                        66,565      44,695
       Less accumulated depreciation                   (26,248)    (12,132)
                                                       -------     -------

                                                       $40,317     $32,563
                                                       =======     =======


4.  INTANGIBLE ASSETS

    Intangible assets consist of the following at December 31:
                                                          1998        1997

       Goodwill                                         $447,774     $226,770
       Value of favorable contracts and placements        29,000       29,000
       Covenants not to compete                            5,021        4,498
                                                        --------     --------
                                                         481,795      260,268
       Less accumulated amortization                     (56,198)     (40,473)
                                                        --------     --------

                                                        $425,597     $219,795
                                                        ========     ========


5.  OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following at December 31:

                                                             1998       1997

       Accrued severance, relocation and office
         closing costs                                     $ 5,554    $ 6,487
       Accrued interest                                      6,851      2,974
       Deferred revenue                                     11,285          -
       Environmental reserves                                3,800          -
       Other                                                27,581     16,670
                                                           -------    -------

                                                           $55,071    $26,131
                                                           =======    =======

6.  DEBT

    Long-term debt consists of the following at December 31:

                                                            1998       1997

       Term Loan A Credit Facility                        $ 49,250   $ 62,500
       Term Loan B Credit Facility                         123,137    124,922
       Term Loan C Credit Facility                         224,250          -
       Revolving Credit Facility                            25,500     31,850
       11% Series B Senior Subordinated Notes              100,000    100,000
       Note payable to stockholder (See Note 2)              4,429      4,429
       Other (including capital leases)                      1,582      1,265
                                                          --------   --------
                 Total debt                                528,148    324,966
       Less current portion of long-term debt               16,877     15,445
                                                          --------   --------
                  Long-term debt                          $511,271   $309,521
                                                          ========   ========

    On April 28, 1997, the Company registered $100,000 of 11% Series B Senior Subordinated Notes (the "Notes"), with the SEC to exchange for the then existing unregistered $100,000 of 11% Senior Subordinated Notes (the
    "Private Placement"). The exchange offer was completed by May 29, 1997. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt of the Company presently outstanding and incurred in the future. The Notes contain certain restrictive covenants the more significant of which are limitations on asset sales, additional indebtedness, mergers and certain restricted payments, including dividends.

    In January 1998, the Company finalized the Second Amended and Restated Credit Agreement for $466,663 (the "Agreement") with a group of banks to fund the Union acquisition and refinance existing outstanding indebtedness. The Agreement, as amended, consists of a $408,663 term loan facility and a $58,000 Revolving Credit Facility (the "Revolving Facility"). The term loan facility consists of a term loan of $59,187 ("Term Loan A"), a term loan of $124,476 ("Term Loan B") and a term loan of $225,000 ("Term Loan C"), which mature on October 15, 2001, 2003 and 2004, respectively. The Company is required to make quarterly principal repayments on each term loan. Term Loan A bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate, plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%. Term Loan B and Term Loan C bear interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate, plus 2.0% or (b) at the reserve adjusted Eurodollar rate plus 3.0%.

    The Revolving Facility originally had a term of five years and is fully revolving until October 15, 2001. The Revolving Facility bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate, plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%. Also, outstanding under the Revolving Facility are letters of credit of $1,656; expiring within a year.

    The three month LIBOR rate (Eurodollar rate) at December 31, 1998 and 1997 was 5.3% and 5.7%, respectively.

    In September 1998, the Company amended the Agreement to permit an initial investment in FINCO (see Note 17.)

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

    The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's current domestic subsidiaries and any additional domestic subsidiaries formed by the Company that become guarantors under the Agreement (the "Restricted Subsidiaries").

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

    Summarized combined financial information of the Restricted Subsidiaries is shown below:
                                                      1998          1997
                                                      ----          ----

            Current assets                          $114,369     $  96,133
                                                    ========     =========

            Noncurrent assets                       $487,381     $ 272,730
                                                    ========     =========

            Current liabilities                      $50,086     $  57,169
                                                     =======     =========

            Noncurrent liabilities                   $23,207     $   5,284
                                                     =======     =========

            Operating revenue                       $479,400     $ 271,683
                                                    ========     =========

            Income (Loss) from operations            $39,418     $ (14,679)
                                                     =======     =========

            Net income (loss)                        $21,189     $ (23,857)
                                                     =======     =========

    Maturities of long-term debt and capital leases at December 31, 1998 are as follows:
                                                                    Capital
                                                      Debt          Leases
      1999                                          $ 16,182        $  759
      2000                                            19,904           620
      2001                                            51,713            37
      2002                                            50,968             -
      2003                                            68,815             -
      Thereafter                                     319,250             -
                                                    --------        ------
      Total Payments                                 526,832         1,416
      Less amounts representing interest                               100
                                                                    ------
      Present value of minimum lease payments                        1,316
      Less current portion                            16,182           695
                                                    --------        ------

                                                    $510,650        $  621
                                                    ========        ======

    During 1997, the Company entered into interest rate cap agreements with a notional principal value of $50,000 to reduce the impact of increases in interest rates on its floating-rate long-term debt. At December 31, 1997, the Company had three interest rate cap agreements outstanding. The agreements effectively entitle the Company to receive from a bank the amount, if any, by which the Company's interest payments on specified principal of its floating-rate term loans for a specified period exceed 10%. The amounts paid for these agreements of $243 are included in deferred financing costs and are being amortized to interest expense over the terms of the various agreements through November 1999.

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

    On April 17, 1998 and May 27, 1998, as required by the Agreement, the Company entered into interest rate collar agreements with a notional principal value of $35,000 and $33,000, respectively, for the purpose of managing interest rate risk on a portion of floating-rate long-term debt. The collar agreements fix the interest rate on certain variable-rate debt to a range of 8.58% to 9.5%. The contracts have a maturity date of April 17, 2001 and August 27, 2002, respectively. The Company is exposed to credit loss in the event of nonperformance by counterparties to the collar agreements.


7.  OTHER LONG-TERM LIABILITIES

    Other long-term liabilities at December 31,1998 include approximately $18,900 for environmental proceedings as a result of the Union acquisition. Other current liabilities include approximately $3,800 resulting in a total liability of approximately $22,700, on an undiscounted basis, for the Union environmental proceedings. The Company is party to several pending environmental proceedings involving the Environmental Protection Agency and comparable state environmental agencies. All of these matters related to discontinued operations of former divisions or subsidiaries of Union for which it has potential continuing responsibility. Management, in consultation with both legal counsel and environmental consultants, has established the aforementioned liabilities that it believes are adequate for the ultimate resolution of these environmental proceedings. However, the Company may be exposed to additional substantial liability for these proceedings as additional information becomes available over the long-term.

8.  STOCKHOLDERS' EQUITY AND WARRANTS

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

    Warrants outstanding at December 31, 1998 are 46,088.67. Each warrant entitles the holder to purchase one share of Voting Common Stock, $.01 par value, at $12.50 per share. The warrants are exercisable at the option of the holder and expire on January 10, 2006.


9.  INCOME TAXES

    Major components of the Company's income tax provision (benefit) are as follows:

                                                    1998     1997       1996
                                                    ----     ----       ----
    Current:
      Federal                                     $    -   $     -   $      -
      State                                          450       250          -
                                                  ------   -------   --------

          Total current                              450       250          -
                                                  ------   -------   --------

    Deferred:
      Federal                                          -     9,513    (10,250)
      State                                          380     1,364     (1,507)
                                                  ------   -------   -------
          Total deferred                             380    10,877    (11,757)
                                                  ------   -------   --------

          Provision for income taxes (benefit)    $  830   $11,127   $(11,757)
                                                  ======   =======   ========

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


    Net deferred tax assets consist of the following at December 31:

                                                              1998       1997
     Deferred tax assets:
         Net operating loss carryforwards                   $41,143    $12,759
         Accrued liabilities                                 18,001      5,882
         Loans and account receivable                         3,670      6,737
         Property and equipment                               1,311        724
         Intangible assets                                    4,192      4,557
         Other                                                    -      2,153
                                                            -------    -------
     Total deferred tax assets                               68,317     32,812
     Less valuation allowance                               (68,317)   (32,432)
                                                            -------    -------
     Net deferred tax assets                                $     -    $   380
                                                            =======    =======

    The valuation allowance was $68,317 and $32,432 at December 31, 1998 and 1997, respectively. The Company has determined the valuation allowance based upon the weight of available evidence regarding future taxable income consistent with the principles of SFAS No. 109, Accounting for Income Taxes. Of the $35,885 increase in the valuation allowance during 1998, $24,611 relates to deferred tax assets recorded in connection with the acquisition of Union and $800 relates to the 1997 acquisitions of NSA and ABC. The valuation allowance also includes $6,400 related to deferred tax assets recorded prior to 1998 in connection with acquisitions in years before 1998. Future realization of these deferred tax assets would result in the reduction of goodwill recorded in connection with the acquisitions. During 1998, the Company received net cash from income taxes of $12,424.

    The Company has net operating loss carryforwards of $87,397 as of December 31, 1998 available to offset future taxable income of the consolidated group of corporations. In addition, the Company acquired a net operating loss carryforward of $3,800 with the acquisition of Union that is subject to special tax law restrictions that limit its potential benefit. These loss carryforwards expire between 2010 and 2018.

    During 1998, the Company has significantly increased its total debt from $324,966 at December 31, 1997 to $528,148 at December 31, 1998. This
    increase in debt primarily resulted from the acquisition of Union. Since the Company has a history of generating net operating losses and has significantly increased its total interest expense to be incurred, management does not expect the Company to generate taxable income in the foreseeable future sufficient to realize tax benefits from the net operating loss carryforwards or the future reversal of the net deductible temporary differences. The amount of the deferred tax assets considered realizable, however, could be increased in future years if estimates of future taxable income during the carryforward period change.

    A reconciliation of the Company's reported income tax provision to the U.S. federal statutory rate is as follows:

                                              1998         1997          1996
                                              ----         ----          ----

    Federal taxes at statutory rate       $ (7,994)      $(16,052)     $(11,272)

    State income taxes (net of
      federal tax benefits)                     18         (2,092)       (1,521)

    Nondeductible amortization               3,414          1,406            879

    Other                                      249         (4,567)           157

    Deferred tax valuation allowance         5,143         32,432              -
                                          --------       --------      ---------

    Provision for income taxes (benefit)  $    830       $ 11,127      $(11,757)
                                          ========       ========      ========


10. RELATED PARTY TRANSACTIONS

    The Company had an agreement with an affiliate of certain Company stockholders to provide management and investment services for a monthly fee of $50. The Company recorded management fees to this entity of $450 and $600 for the years ended December 31, 1997 and 1996. The agreement was terminated September 30, 1997.

    Subject  to  the  agreements   executed  in  connection   with  the  various
    acquisitions, the Private Placement discussed in Note 6 and certain management and advisory agreements, the Company has paid to certain Company stockholders transaction costs and advisory fees. Such costs were $3,466, $1,600 and $9,100 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Under various financing arrangements associated with the Company's acquisitions and the Agreement, the Company incurred interest expense of $2,333, $3,317 and $2,900 for the years ended December 31, 1998, 1997 and
    1996, respectively, to certain Company stockholders of which one is a financial institution and is co-administrative agent of the Company's Agreement.

    In December 1997, the Company invested $5,000 for a minority interest in a limited liability corporation (the "LLC") for the purpose of acquiring purchased loan and accounts receivable portfolios. The majority interest in the LLC is held by an affiliate of one of the Company's stockholders. In the fourth quarter of 1998, the Company wrote down its investment in the LLC by $3,000 which is included in amortization expense in the accompanying consolidated statement of operations. The write down resulted from an analysis of the carrying value of the purchased portfolios owned by the LLC.

    In December 1998, the Company entered into an agreement with the majority owner of the LLC to settle all outstanding disputes relating to the sourcing and collection of certain purchased loan and accounts receivable portfolios. As part of the settlement, the Company was paid $3,000 which was recorded in revenue in the accompanying consolidated statement of operations.


11. STOCK OPTION AND AWARD PLAN

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

    A summary of the 1995 Stock Option and Stock Award Plan is as follows:

                                                              Weighted
                                                               Average
                                              Number       Exercise Price
                                             of Shares        Per Share
                                           --------------  ----------------
      Outstanding at January 1, 1996                 -         $    -
      Granted                                  395,809           13.57
      Forfeited                               (149,788)          12.50
                                              --------
      Outstanding at December 31, 1996         246,021           14.23
      Granted                                  397,500           27.99
      Forfeited                                (75,000)          22.33
                                              ---------
      Outstanding at December 31, 1997         568,521           22.78
      Granted                                   64,300           58.83
      Forfeited                                (54,000)          35.19
                                              --------
      Outstanding at December 31, 1998         578,821           25.63
                                              ========

      Reserved for future option grants        171,179

    Exercisable shares at December 31, 1998, 1997 and 1996 were 105,784, 49,647 and zero, respectively.

    A summary of stock options outstanding at December 31, 1998 is as follows:

                               Options Outstanding           Options Exercisable
                    ---------------------------------------  -------------------
                                    Weighted
                                     Average
                       Number       Remaining     Exercise     Number   Exercise
    Exercise Price  Outstanding  Contractual Life   Price   Exercisable    Price
    --------------  -----------  ---------------- --------  ----------- --------
      $12.50          196,021       7.7 years      $12.50      39,204     $12.50
      $25.00          295,800       8.3 years      $25.00      57,880     $25.00
      $50.00           44,500       9.1 years      $50.00       4,450     $50.00
      $65.00           42,500       9.4 years      $65.00       4,250     $65.00
                      -------                                 -------
    $12.50-$65.00     578,821       8.8 years      $25.63     105,784     $23.03
                      =======                                 =======

    The Company accounts for the Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards. As required by SFAS No. 123, the Company has estimated the fair value of its option grants since January 1, 1996. The fair value for these options was estimated at the date of the grant based on the following weighted average assumptions:
                                             1998       1997         1996
                                             ----       ----         ----

      Risk free rate                         5.0%       5.44%        6.33%
      Expected dividend yield of stock         0%         0%           0%
      Expected volatility of stock             0%         0%           0%
      Expected life of option (years)       10.0       10.0         10.0

    Given that the Company is not publicly traded, the expected stock price volatility is assumed to be zero. The weighted fair values of options granted during 1998, 1997 and 1996 were $23.14, $12.29 and $6.67, respectively. The Company's pro forma information is as follows:

                                     1998           1997           1996
                                     ----           ----           ----
      Net loss:
          As reported             $(24,341)      $(58,337)      $(21,397)
          Pro forma                (25,742)       (59,570)       (21,758)

    In addition, the Committee may grant restricted stock to participants of the Plan at no cost. Other than the restrictions which limit the sale and transfer of these shares, recipients of restricted stock awards are entitled to vote shares of restricted stock and dividends paid on such stock. No restricted stock has been granted at December 31, 1998.


12. COMMITMENTS AND CONTINGENCIES

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

    A subsidiary of the Company has several Portfolio Flow Purchase Agreements, no longer than one year, whereby the subsidiary has a monthly commitment to purchase nonperforming loans meeting certain criteria for an agreed upon price subject to due diligence. The purchases under the Portfolio Flow Purchase Agreements were $25,521, $20,661 and $5,986, for the years ended December 31, 1998, 1997 and 1996, respectively.

    The Company leases certain office space and computer equipment under non-cancelable operating leases. These non-cancelable operating leases, with terms in excess of one year, are due in approximate amounts as follows:

                                                    Amount
                                                    ------
                1999                               $16,242
                2000                                14,002
                2001                                12,485
                2002                                10,838
                2003                                 3,795
                Thereafter                           8,262
                                                   -------
                    Total lease payments           $65,624
                                                   =======

    Rent expense under operating leases was $15,800, $8,100 and $3,600 for the years ended December 31, 1998, 1997 and 1996, respectively.


13. LITIGATION

    At December 31, 1998, the Company was involved in a number of legal proceedings and claims that were in the normal course of business and routine to the nature of the Company's business. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at December 31, 1998.


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of December 31, 1998 and 1997 are as follows. The carrying amount of cash and cash equivalents and long-term debt except the Notes, approximate the fair value. The approximate fair value of the Notes at December 31, 1998 and 1997 was $95,300 and $100,000, respectively. The fair value of the long-term debt was determined based on current market rates offered on notes and debt with similar terms and maturities. The fair value of the interest rate caps, swap and collars, based on quoted market prices, at December 31, 1998 was $109, $(720) and $(1,054), respectively. At December 31, 1997, the fair value of the interest caps at December 31, 1997 was $193. The fair value of Receivables was determined based on both market pricing and discounted expected cash flows. The discount rate was based on an acceptable rate of return adjusted for the risk inherent in the Receivable portfolios. The estimated fair value of Receivables approximated its carrying value at December 31, 1998 and 1997.

    In December 1997, the Company completed an in-depth analysis of the carrying value of the purchased portfolios acquired in September 1995 in conjunction with the Company's acquisition of API. This analysis included an evaluation of achieved portfolio amortization rates, historical and estimated future costs to collect, as well as projected total future collection levels. As a result of this analysis, the Company recorded $10,000 of additional amortization in December 1997 relating to these purchased portfolios to reduce their carrying value to estimated fair value.


15. EMPLOYEE BENEFIT PLAN

    At December 31, 1997, the Company had five defined contribution plans. During 1998, the Company combined four of these defined contribution plans into a new defined contribution plan sponsored by the Company. At December 31, 1998, the Company has five defined contribution plans, four of which it acquired through the Union acquisition, which provide retirement benefits to the majority of all full time employees. The Company matches a portion of employee contributions to the plans. Company contributions to these plans, charged to expense, were $1,570, $276 and $98 for the years ended December 31, 1998, 1997 and 1996, respectively.


16. ENTERPRISE WIDE DISCLOSURE

    The Company operates in one business segment. As a strategic receivables management company, the primary services of the Company consist of fee services, portfolio purchasing services and outsourcing services. In addition, the Company derives substantially all of its revenues from domestic customers.

    The following table presents the Company's revenue by type of service for the year ended December 31:
                                        1998         1997          1996
                                        ----         ----          ----
     Fee services                     $333,969     $164,796      $ 54,901
     Portfolio purchasing services      84,315       67,809        45,581
     Outsourcing services               61,116       39,078         5,849
                                      --------     --------      --------

         Total                        $479,400     $271,683      $106,331
                                      ========     ========      ========


17. PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

    In October 1998, a qualifying special-purpose finance company, OSI Funding Corp. ("FINCO"), formed by the Company, entered into a revolving warehouse financing arrangement (the "Warehouse Facility") for up to $100,000 of funding capacity for the purchase of loans and accounts receivable portfolios over its five year term. In connection with the establishment of the Warehouse Facility, FINCO entered into a servicing agreement with a subsidiary of the Company to provide certain administrative and collection services on a contingent fee basis (i.e., fee is based on a percent of amount collected) at prevailing market rates based on the nature and age of outstanding balances to be collected. The Company believes the servicing fees will provide adequate compensation to the Company for performing the servicing, resulting in a servicing asset that was not considered material. Servicing revenue from FINCO will be recognized by the Company as collections are received.

    In connection with establishment of FINCO, the Company's amended credit agreement (see Note 6) was amended to permit an initial investment in FINCO of $2,500 with an additional investment of $2,500 at such time after December 31, 1998 as FINCO's borrowings exceed $25,000. All borrowings by FINCO under the Warehouse Facility are without recourse to the Company. The following summarizes the transaction between the Company and FINCO for the year ended December 31, 1998:

               Sales of purchased loans and accounts receivables
                    portfolios by the Company to FINCO          $9,134

               Investment in FINCO by the Company               $2,500

               Servicing fees paid by FINCO to the Company        $792

    Sales of purchased loans and accounts receivable portfolios by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. Accordingly, no gain or loss was recorded by the Company on the sales to FINCO.

    At December 31, 1998, FINCO had outstanding borrowings of $6,482 under the Warehouse Facility.


18. SUBSEQUENT EVENT

    In  January  1999,  the  Company   increased  its  authorized  8%  Nonvoting
    Cumulative Redeemable Exchangeable Preferred Stock from 1,000,000 shares to 1,250,000 shares.



                                        * * * * * *

INDEPENDENT AUDITORS' REPORT


To the Stockholders of Outsourcing Solutions Inc.:

We have audited the consolidated financial statements of Outsourcing Solutions Inc. and it subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 4, 1999; such consolidated financial statements and report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Outsourcing Solutions Inc. and its subsidiaries, listed in the accompanying index at Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ Deloitte & Touche LLP
Deloitte & Touche LLP



St. Louis, Missouri
March 4, 1999

Outsourcing Solutions Inc. and Subsidiaries                          Schedule II
Valuation and Qualifying Accounts and Reserves
For the year ended December 31, 1998, 1997
and 1996
(in thousands)





         Column A       Column B          Column C           Column D   Column E
----------------------  -------- -------------------------- ----------  --------
                                        Additions
                                 --------------------------    (B)
                         @ beg.                 Charged     Deductions   Balance
                          of Charged to to Other (Please @ end of Description Period Expense Accounts (A) explain) Period
----------------------  -------  ----------   ------------  ----------- --------
Allowance for doubtful
  accounts:

           1998           538        108         798           135       1,309
                         ====       ====        ====          ====       =====

           1997           641        367           -           470         538
                         ====       ====          ==          ====         ===

           1996             -        117         671           147         641
                           ==       ====        ====          ====         ===





(A) For 1998, Union balance at date of acquisition. For 1996, Payco balance at date of acquisition.
(B) Accounts receivable write-offs and adjustments, net of recoveries.