Form 10-Q
period 1999-03-31
OUTSOURCING SOLUTIONS INC; PAYCO AMERICAN CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; JENNIFER LOOMIS & ASSOCIATES INC; QUALINK INC; PROFESSIONAL RECOVERIES INC; PAYCO AMERICAN INTERNATIONAL CORP; ACCOUNT PORTFOLIOS GP INC
filed 1999-05-17
CIK 1027574, 76741, 1029300, 1029301, 1029303, 1029387, 1029389, 1029390, 1029391, 1029715

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1999
                               -------------------------------------------------

OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -----------------------      --------------------

                    Commission File Number         333-16867
                                           -------------------------

                                  Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

            Delaware                                   58-2197161
------------------------------------     ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

  390 South Woods Mill Road, Suite 350
         Chesterfield, Missouri                            63017
----------------------------------------  --------------------------------------
 (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes     X                                    No
                         ---------                                    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                             Outstanding at
                  Class                                      March 31, 1999
------------------------------------------                   --------------
Voting common stock                                           3,477,126.01
Class A convertible nonvoting common stock                      391,740.58
Class B convertible nonvoting common stock                      400,000.00
Class C convertible nonvoting common stock                    1,040,000.00
                                                              ------------
                                                              5,308,866.59
                                                              ============

Transitional Small Disclosure        (check one):   Yes [    ]      No  [  X ]
                              -------                    ----            ----

                           OUTSOURCING SOLUTIONS INC.
                                AND SUBSIDIARIES



                                TABLE OF CONTENTS


Part I.    Financial Information                                            Page
                                                                            ----
  Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 1999 (unaudited) and December 31, 1998.............    3


            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 1999 and 1998 (unaudited).......    4


            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1999 and 1998 (unaudited).......    5


            Notes to Condensed Consolidated Financial Statements
            (unaudited)..................................................    6


  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    9


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...   12


Part II.    Other Information............................................   13

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts
--------------------------------------------------------------------------------

                                                       March 31,  December 31,
                                                         1999        1998
                                                       Unaudited    Audited
                                                       ---------  ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $ 12,414     $  8,814
     Cash and cash equivalents held for clients          29,518       22,372
     Current portion of purchased loans and
       accounts receivable portfolios                    33,418       35,057
     Accounts receivable - trade, less allowance
       for doubtful receivables of $1,002 and $1,309     46,724       40,724
     Other current assets                                 9,445        8,777
                                                       --------     --------
         Total current assets                           131,519      115,744

PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS       13,217       20,436

PROPERTY AND EQUIPMENT, net                              39,850       40,317

INTANGIBLE ASSETS, net                                  421,620      425,597

DEFERRED FINANCING COSTS, net                            13,060       13,573

OTHER ASSETS                                              2,785        2,824
                                                       --------     --------
TOTAL                                                  $622,051     $618,491
                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable - trade                          $  9,242     $  7,355
     Collections due to clients                          29,518       22,372
     Accrued salaries, wages and benefits                14,976       13,274
     Other current liabilities                           54,022       55,071
     Current portion of long-term debt                   17,882       16,877
                                                       --------     --------
         Total current liabilities                      125,640      114,949

LONG-TERM DEBT                                          507,600      511,271

OTHER LONG-TERM LIABILITIES                              21,911       22,303

STOCKHOLDERS' DEFICIT:
     8% nonvoting cumulative redeemable exchangeable     13,159       12,167
       preferred stock; authorized 1,250,000 shares,
       1,052,745.42 and 973,322.32 shares,
       respectively, issued and outstanding, at
       liquidation value of $12.50 per share
     Voting common stock; $.01 par value; authorized         35           35
       7,500,000 shares, 3,477,126.01 shares issued
       and outstanding
     Class A convertible nonvoting common stock; $.01         4            4
       par value; authorized 7,500,000 shares,
       391,740.58 shares issued and outstanding
     Class B convertible nonvoting common stock; $.01         4            4
       par value; authorized 500,000 shares, 400,000
       shares issued and outstanding
     Class C convertible nonvoting common stock; $.01        10           10
       par value; authorized 1,500,000 shares,
       1,040,000 shares issued and outstanding
     Paid-in capital                                     66,958       66,958
     Retained deficit                                  (113,270)    (109,210)
                                                       --------     --------
         Total stockholders' deficit                    (33,100)     (30,032)
                                                       --------     --------
TOTAL                                                  $622,051     $618,491
                                                       ========     ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

                                                           Three Months Ended
                                                                March 31
                                                           -------------------
                                                             1999       1998
REVENUES                                                   $129,247   $114,826

EXPENSES:
     Salaries and benefits                                   60,735     54,552
     Service fees and other operating and                    40,412     35,653
       administrative expenses
     Amortization of loans and accounts receivable           11,300      9,040
       purchased
     Amortization of goodwill and other intangibles           4,102      3,495
     Depreciation expense                                     3,611      3,127
                                                           --------   --------
         Total expenses                                     120,160    105,867
                                                           --------   --------

OPERATING INCOME                                              9,087      8,959

OTHER EXPENSE                                                    76          -

INTEREST EXPENSE - Net                                       12,565     11,224
                                                           --------   --------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST               (3,554)    (2,265)

INCOME TAX BENEFIT                                                -          -

MINORITY INTEREST                                                 -        572
                                                           --------   --------
NET LOSS                                                     (3,554)    (2,837)

PREFERRED STOCK DIVIDEND REQUIREMENTS                           506        234
                                                           --------   --------
NET LOSS TO COMMON STOCKHOLDERS                            $ (4,060)  $ (3,071)
                                                           ========   ========







     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands except share amounts)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1999        1998
OPERATING ACTIVITIES:
     Net loss                                               $(3,554)   $ (2,837)
     Adjustments to reconcile net loss to net
       cash from operating activities:
          Depreciation and amortization                       8,461       7,286
          Amortization of loans and accounts                 11,300       9,040
            receivable purchased
          Other                                                  76           -
          Minority interest                                       -         572
          Change in assets and liabilities:
            Other current assets                             (6,856)       (949)
            Accounts payable and other current liabilities    2,634      (4,309)
                                                            -------    --------
            Net cash from operating activities               12,061       8,803
                                                            -------    --------

INVESTING ACTIVITIES:
     Payments for acquisitions, net of cash acquired              -    (163,670)
     Purchase of loans and accounts receivable portfolios    (2,442)    (15,574)
     Acquisition of property and equipment                   (3,395)     (2,856)
     Other                                                      374           -
                                                            -------    --------
            Net cash from investing activities               (5,463)   (182,100)
                                                            -------    --------

FINANCING ACTIVITIES:
     Proceeds from term loans                                     -     225,469
     Borrowings under revolving credit agreement             67,550      73,400
     Repayments under revolving credit agreement            (66,050)    (87,000)
     Repayments of debt                                      (4,263)    (23,918)
     Deferred financing fees                                   (235)     (2,935)
                                                            -------    --------
            Net cash from financing activities               (2,998)    185,016

                                                            -------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     3,600      11,719

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                8,814       3,217
                                                            -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $12,414    $ 14,936
                                                            =======    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during period for interest                   $ 9,346    $  3,319
                                                            =======    ========

     Net cash (received) paid during period for taxes       $   (89)   $     92
                                                            =======    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES - During the three months ended March 31, 1999 and 1998, the Company paid preferred stock dividends of $992 and $468, respectively, through the issuance of 79,423.10 shares and 37,435.47 shares of preferred stock, respectively.


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For purposes of comparability, certain prior year amounts have been reclassified to conform to current quarter presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1998.

Comprehensive loss for the periods presented were equal to the Company's net loss as the Company had no comprehensive income (loss) items.


NOTE 2.  ACQUISITION

On January 23, 1998, the Company acquired through a tender offer approximately 77% of the outstanding shares of The Union Corporation's ("Union") common stock for $31.50 per share. On March 31, 1998, the Company acquired the remaining outstanding shares of Union when Union merged with a wholly-owned subsidiary of the Company. The aggregate purchase price of the Union acquisition was approximately $220,000 including transaction costs of $10,900 and assumed liabilities. The Company financed the acquisition primarily with funds provided by the amended credit agreement. Union, through certain of its subsidiaries, furnishes a broad range of credit and receivables management outsourcing services as well as management and collection of accounts receivable. The acquisition was accounted for under the purchase method of accounting. The Company allocated the total purchase price including additional liabilities reserves to the fair value of the net assets acquired resulting in goodwill of approximately $219,000. The goodwill will be amortized over 30 years using the straight-line method. Union's consolidated operating results have been included in the Company's consolidated results since January 23, 1998, recognizing the minority interest through the completion date of the acquisition.

The unaudited proforma consolidated financial data presented below provides pro forma effect of the Union acquisition as if such acquisition had occurred as of the beginning of each period presented. The unaudited results have been prepared for comparative purposes only and do not necessarily reflect the results of operations of the Company that actually would have occurred had the acquisition been consummated as of the beginning of each period presented, nor does the data give effect to any transactions other than the acquisition.

                                                      For the three months
                                                        Ended March 31,
                                                    -------------------------
                                                      1999            1998

                      Revenues                      $129,247        $122,180
                                                    ========        ========

                      Net loss                       $(3,554)        $(3,958)
                                                     =======         =======


NOTE 3.  DEBT

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

The Revolving Facility originally had a term of five years and is fully revolving until October 15, 2001. The Revolving Facility bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%. Also, outstanding under the Revolving Facility are letters of credit of $1,656.

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


NOTE 4.  LITIGATION

From time to time, the Company and certain of its subsidiaries are subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's businesses. In addition, as a result of the Union acquisition, certain subsidiaries of the Company are a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at March 31, 1999.


NOTE 5.  8% NONVOTING CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK

In January 1999, the Company increased its authorized 8% Nonvoting Cumulative Redeemable Exchangeable Preferred Stock from 1,000,000 shares to 1,250,000 shares.








NOTE 6.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

The following summarizes the transactions between the Company and OSI Funding Corp. ("FINCO"), a qualifying special-purpose finance company formed in the fourth quarter of 1998, for the three months ended March 31, 1999:

               Sales of purchased loans and accounts receivable
                 portfolios by the Company to FINCO                  $17,658

               Servicing fees paid by FINCO to the Company            $1,843

Sales of purchased loans and accounts receivable portfolios by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. Accordingly, no gain or loss was recorded by the Company on the sales to FINCO.

At March 31, 1999, FINCO had outstanding borrowings of $22,380.


NOTE 7.  NEW ACCOUNTING PRONOUNCEMENT

In January 1999, the Company adopted Statement of Position No. 98-1, Accounting for Costs of Computer Systems Developed or Obtained for Internal Use, ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the consolidated statement of operations and consolidated balance sheet for the quarter ended and at March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues for the three months ended March 31, 1999 were $129.2 million compared to $114.8 million in the same period last year - an increase of 12.6%. The revenue increase of $14.4 million was due primarily to increased fee, outsourcing and portfolio services revenues of $7.1 million - an increase of 6.2% over last year, and $7.3 million from the acquisition of Union. Revenues from fee services were $93.7 million for the three months ended March 31, 1999 compared to $86.4 million in the comparable period in 1998. The increase in fee revenues was due to a 1.9% increase in existing business and $5.7 million from the Union acquisition. Revenues from purchased portfolio services increased to $21.7 million for the three months ended March 31, 1999 compared to $18.5 million in 1998 - up 16.7%. The increased revenue was attributable to strategic sales of on-balance sheet portfolios. Revenues from purchased portfolio services excluding the sales of on-balance sheet portfolios were flat with last year due to slightly lower collections of on-balance sheet portfolios offset by the servicing fee revenue on the FINCO (formed in the fourth quarter of 1998) collections of $4.7 million. The outsourcing services revenue of $13.8 million compared favorably to prior year of $9.9 million due to increased revenue from existing business of 23.0% and $1.6 million from the Union acquisition.

Operating expenses for the three months ended March 31, 1999 were $120.1 million compared to $105.9 million for the comparable period in 1998. Operating expenses, exclusive of amortization and depreciation charges, were $101.1 million for the three months ended March 31, 1999 and $90.2 million for the comparable period in 1998 - an increase of 12.1%. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted primarily from the Union acquisition, higher collection-related expenses associated with the increased revenues and increased consulting expenses. Of the $120.1 million in operating expenses for the three months ended March 31, 1999, $19.0 million was attributable to amortization and depreciation charges compared to $15.7 million for the same period last year - an increase of 21.4%. The higher amortization and depreciation charges resulted from additional depreciation and amortization of goodwill related to the Union acquisition and increased portfolio amortization resulting from increased portfolio sales of certain on-balance sheet portfolios.

As a result of the above, the Company generated operating income of $9.1 million for the three months ended March 31, 1999 compared to $9.0 million for the comparable period in 1998.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the three months ended March 31, 1999 was $28.1 million compared to $24.6 million for the same period in 1998. The increase of $3.5 million consisted of $0.7 million as a result of the Union acquisition with the remaining $2.8 million primarily attributable to the increased revenue from existing business of $7.1 million.

Net interest expense for the three months ended March 31, 1999 was $12.6 million compared to $11.2 million for the comparable period in 1998. The increase was due to additional indebtedness incurred to finance the Union acquisition.

Consistent with management's assessment made in the fourth quarter of 1997, the potential tax benefits generated by additional net operating loss carryovers or the future reversal of the net deductible temporary differences for the three months ended March 31, 1999 and 1998 were fully offset by a net valuation allowance of $1.4 million and $0.9 million, respectively.

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

Due to the factors stated above, the net loss for the three months ended March 31, 1999 of $3.6 million compared unfavorably to the net loss of $2.8 million for the three months ended March 31, 1998.

Financial Condition, Liquidity and Capital Resources

At March 31, 1999, the Company had cash and cash equivalents of $12.4 million. The Company's credit agreement provides for a $58.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of March 31, 1999, the Company had outstanding $27.0 million under the revolving credit facility leaving $29.4 million, after outstanding letters of credit, available under the revolving credit facility.

Since December 31, 1998, cash and cash equivalents increased $3.6 million primarily due to cash from operations of $12.1 million offset primarily by cash utilized for the net repayment of debt of $2.8 million, purchases of loans and accounts receivable portfolios of $2.4 million and capital expenditures of $3.4 million. The Company also held $29.5 million of cash for clients in restricted trust accounts at March 31, 1999.

For the first three months in 1999, the Company made capital expenditures of $3.4 million primarily for the replacement and upgrading of equipment and expansion of the Company's information services systems. The Company anticipates spending approximately $17.5 million for 1999.

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

The Company identified this problem as a key focus during 1997 and as part of any subsequent due-diligence procedures related to acquisitions completed during 1998. The Company has assessed the impact of Year 2000 issues on the processing date-related information for all of its information systems infrastructure (e.g., production systems) and significant non-technical assets. As the new millennium approaches, the Company has developed and implemented a Year 2000 program to deal with this important issue in an effective and timely manner. This problem has received significant senior management attention and resources. Management reviews have been held on this topic. During 1998 and 1999, the Company's Board of Directors received and will continue to receive quarterly reports at each regular Board meeting regarding the Company's overall Year 2000 compliance status and readiness.

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

The implementation of the client management strategy commenced in 1998. Letters were sent to significant clients, inquiring about their Year 2000 compliance plans and status. The Company has established a follow-up process with each key client, taking a proactive, customer-focused approach to achieving Year 2000 compliance with its customers.

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

The target date for completion of all production systems and significant non-production systems (e.g., predictive dialer systems, phone switches, wide area network hardware), including non-technical assets, is June 1999. Testing is well underway for all systems with completion anticipated to be no later than June 1999.

Spending for modifications and updates are being expensed as incurred and is not to have a material impact on the results of operations or cash flows. The cost of the Company's Year 2000 project is being funded from cash flows generated from operations. The Company estimates that its total Year 2000 expenses will be in the range of $1.4 to $1.6 million. To date, the Company has expended approximately $1.3 million, primarily for contract programmers and consulting costs associated with the evaluation, assessment and remediation of computer systems.

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

The Company's Year 2000 project includes the development of contingency plans for business critical systems, as well as for strategic suppliers and customers to attempt to minimize disruption to its operations in the event of a Year 2000 failure. The Company will be formulating plans to address a variety of failure scenarios, including failures of its in-house applications, as well as failures of strategic suppliers and customers. The Company anticipates that it will complete Year 2000 contingency planning by June 1999.

Forward-Looking Statements

The following statements in this document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the cost and successful implementation of the Company's Year 2000 initiatives, (2) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (3) statements regarding the Company's expected capital expenditures, (4) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "intends," "should," "may," or similar expressions; and (5) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's credit agreement, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments for profit or loss.

Since December 31, 1998 (the most recent completed fiscal year), there have been no material changes in the reported market risks.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and certain of its subsidiaries are involved in various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's business. Other information with respect to legal proceedings appears in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

In January 1999, pursuant to written consent of shareholders of the Company's voting common stock and preferred stock, the Company amended and restated its certificate of incorporation to increase its authorized 8% Nonvoting Cumulative Redeemable Exchangeable Preferred Stock from 1,000,000 shares to 1,250,000 shares. These consents were executed by holders of 2,831,126.01 shares of the Company's voting common stock and 973,322.32 shares of the Company's preferred stock. Pursuant to the same written consent, the same holders of the Company's voting common stock (1) elected the following persons to serve as directors of the Company until the next annual meeting of shareholders, such persons constituting all directors of the Company: Timothy G. Beffa, David E. De Leeuw, David G. Hanna, Frank J. Hanna, III, Courtney F. Jones, Robert A. Marshall, William B. Hewitt, David E. King, Nathan W. Pearson, Jr., Jeffrey E. Stiefler and Tyler T. Zachem; (2) approved, ratified and adopted indemnification agreements by and between the Company and all persons who serve as directors of the Company from time to time and such certain officers of the Company as specified from time to time by the Chief Executive Officer; and (3) approved, ratified and adopted all prior acts of the Company's Board of Directors.


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        (a). Exhibits

             Exhibit 10 Form of Indemnity Agreement, entered into by and between the Company and its directors and certain officers.
             Exhibit 27 Financial Date Schedule (Unaudited)

        (b). Reports on Form 8-K

             There were no reports on Form 8-K filed for the three-month period ended March 31, 1999.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           OUTSOURCING SOLUTIONS INC.
                           (Registrant)



                           /s/   TIMOTHY G. BEFFA
                           -----------------------------------------------------
                           Timothy G. Beffa
                           President and Chief Executive Officer



                           /s/   DANIEL T. PIJUT
                           -----------------------------------------------------
                           Daniel T. Pijut
                           Vice President, Corporate Controller and
                              Chief Accounting Officer




Date:   May 14, 1999