Form 10-Q
period 1999-06-30
OUTSOURCING SOLUTIONS INC; PAYCO AMERICAN CORP; UNION CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; PAYCO GENERAL AMERICAN CREDITS INC; UNIVERSITY ACCOUNTING SERVICE INC; ASSET RECOVERY & MANAGEMENT CORP; INDIANA MUTUAL CREDIT ASSOCIATION INC
filed 1999-08-16
CIK 1027574, 76741, 100817, 1029300, 1029301, 1029303, 1029315, 1029318, 1029319, 1029320

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999
                               -------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                             Outstanding at
                  Class                                      June 30, 1999
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

                               OUTSOURCING SOLUTIONS INC.
                                    AND SUBSIDIARIES



                                TABLE OF CONTENTS


Part I.    Financial Information                                           Page
                                                                           ----
  Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            June 30, 1999 (unaudited) and December 31, 1998..............    3


            Condensed Consolidated Statements of Operations for the three
            and six months ended June 30, 1999 and 1998 (unaudited)......    4


            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1999 and 1998 (unaudited)..........    5


            Notes to Condensed Consolidated Financial Statements
            (unaudited)..................................................    6


  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    9


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...   12


Part II.    Other Information............................................   13

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                          June 30,  December 31,
                                                            1999        1998
                                                         Unaudited     Audited
                                                         ---------  ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                           $  6,889     $  8,814
     Cash and cash equivalents held for clients            25,206       22,372
     Current portion of purchased loans and accounts
       receivable portfolios                               30,202       35,057
     Accounts receivable - trade, less allowance for
       doubtful receivables of $614 and $1,309             45,165       40,724
     Other current assets                                   9,209        8,777
                                                         --------     --------
         Total current assets                             116,671      115,744
PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS          8,902       20,436
PROPERTY AND EQUIPMENT, net                                40,111       40,317
INTANGIBLE ASSETS, net                                    418,452      425,597
DEFERRED FINANCING COSTS, net                              12,307       13,573
OTHER ASSETS                                                2,778        2,824
                                                         --------     --------
TOTAL                                                    $599,221     $618,491
                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable - trade                            $  8,036     $  7,355
     Collections due to clients                            25,206       22,372
     Accrued salaries, wages and benefits                  13,190       13,274
     Other current liabilities                             46,171       55,071
     Current portion of long-term debt                     18,749       16,877
                                                         --------     --------
         Total current liabilities                        111,352      114,949

LONG-TERM DEBT                                            502,218      511,271

OTHER LONG-TERM LIABILITIES                                21,743       22,303

STOCKHOLDERS' DEFICIT:
     8% nonvoting cumulative redeemable exchangeable
       preferred stock; authorized 1,250,000 and
       1,000,000 shares, respectively; 1,052,745.42
       and 973,322.32 shares, respectively, issued and
       outstanding, at liquidation value of $12.50
       per share                                           13,159       12,167
     Voting common stock; $.01 par value; authorized
       7,500,000 shares, 3,477,126.01 shares issued
       and outstanding                                         35           35
     Class A convertible nonvoting common stock;
       $.01 par value; authorized 7,500,000 shares,
       391,740.58 shares issued and outstanding                 4            4
     Class B convertible nonvoting common stock;
       $.01 par value; authorized 500,000 shares,
       400,000 shares issued and outstanding                    4            4
     Class C convertible nonvoting common stock;
       $.01 par value; authorized 1,500,000 shares,
       1,040,000 shares issued and outstanding                 10           10
     Paid-in capital                                       66,958       66,958
     Retained deficit                                    (116,262)    (109,210)
                                                         --------     --------
         Total stockholders' deficit                      (36,092)     (30,032)
                                                         --------     --------
TOTAL                                                    $599,221     $618,491
                                                         ========     ========



               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                       Three Months Ended      Six Months Ended
                                                                            June 30,              June 30,
                                                                       ------------------      ----------------
                                                                        1999        1998       1999       1998
REVENUES                                                              $127,829    $123,905   $257,076   $238,731

EXPENSES:
     Salaries and benefits                                              61,427      58,601    122,162    113,153
     Service fees and other operating and administrative expenses       39,482      34,317     79,894     69,970
     Amortization of loans and accounts receivable purchased             9,177      13,318     20,477     22,358
     Amortization of goodwill and other intangibles                      4,102       4,048      8,204      7,543
     Depreciation expense                                                3,614       3,350      7,225      6,477
                                                                      --------    --------   --------   --------
         Total expenses                                                117,802     113,634    237,962    219,501
                                                                      --------    --------   --------   --------

OPERATING INCOME                                                        10,027      10,271     19,114     19,230

OTHER EXPENSE                                                                -           -         76          -

INTEREST EXPENSE - Net                                                  12,644      13,166     25,209     24,390
                                                                      --------    --------   --------   --------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                          (2,617)     (2,895)    (6,171)    (5,160)

PROVISION FOR INCOME TAXES                                                 375           -        375          -

MINORITY INTEREST                                                            -           -          -        572
                                                                      --------    --------   --------   --------
NET LOSS                                                                (2,992)     (2,895)    (6,546)    (5,732)

PREFERRED STOCK DIVIDEND REQUIREMENTS                                        -         243        506        477
                                                                      --------    --------   --------   --------

NET LOSS TO COMMON STOCKHOLDERS                                       $ (2,992)    $(3,138)   $(7,052)  $ (6,209)
                                                                      ========     ========   ========  ========










                                The accompanying notes are an integral part of
                          the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands except share amounts)

                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              1999       1998
OPERATING ACTIVITIES:
     Net loss                                               $(6,546)   $ (5,732)
     Adjustments to reconcile net loss to net cash
       from operating activities:
         Depreciation and amortization                       16,943      15,400
         Amortization of loans and accounts receivable
           purchased                                         20,477      22,358
         Other                                                   76           -
         Minority interest                                        -         572
         Change in assets and liabilities:
           Other current assets                              (5,054)      6,490
           Accounts payable and other liabilities            (8,378)     (8,411)
                                                            -------    --------
            Net cash from operating activities               17,518      30,677
                                                            -------    --------

INVESTING ACTIVITIES:
     Payments for acquisitions, net of cash acquired           (877)   (167,208)
     Purchase of loans and accounts receivable portfolios    (4,088)    (23,258)
     Acquisition of property and equipment                   (7,260)     (7,145)
     Other                                                      318           -
                                                            -------    --------
            Net cash from investing activities              (11,907)   (197,611)
                                                            -------    --------

FINANCING ACTIVITIES:
     Proceeds from term loans                                     -     225,469
     Borrowings under revolving credit agreement            134,250     116,500
     Repayments under revolving credit agreement           (133,050)   (132,350)
     Repayments of debt                                      (8,488)    (28,121)
     Deferred financing fees                                   (248)     (2,963)
                                                            -------    --------
            Net cash from financing activities               (7,536)    178,535
                                                            -------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (1,925)     11,601

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                8,814       3,217
                                                            -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 6,889    $ 14,818
                                                            =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during period for interest                   $23,927    $ 18,823
                                                            =======    ========
     Net cash received during period for taxes              $    39    $  7,841
                                                            =======    ========

SUPPLEMENTAL  DISCLOSURE OF NONCASH INVESTING AND FINANCING  ACTIVITIES - During
the six months ended June 30, 1999 and 1998,  the Company paid  preferred  stock dividends  of $992 and $468,  respectively,  through the  issuance of  79,423.10 shares and 37,435.47 shares of preferred stock, respectively.


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.


OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share amounts)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For purposes of comparability, certain prior year amounts have been reclassified to conform to current quarter presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1998.

Comprehensive loss for the periods presented were equal to the Company's net loss as the Company had no comprehensive income (loss) items.


NOTE 2.  ACQUISITION

On January 23, 1998, the Company acquired through a tender offer approximately 77% of the outstanding shares of The Union Corporation's ("Union") common stock for $31.50 per share. On March 31, 1998, the Company acquired the remaining outstanding shares of Union when Union merged with a wholly-owned subsidiary of the Company. The aggregate purchase price of the Union acquisition was approximately $220,000 including transaction costs of $10,900 and assumed liabilities. The Company financed the acquisition primarily with funds provided by an amended credit agreement. Union, through certain of its subsidiaries, furnishes a broad range of credit and receivables management outsourcing services as well as management and collection of accounts receivable. The acquisition was accounted for under the purchase method of accounting. The Company allocated the total purchase price including additional liabilities reserves to the fair value of the net assets acquired resulting in goodwill of approximately $219,000. The goodwill will be amortized over 30 years using the straight-line method. Union's consolidated operating results have been included in the Company's consolidated results since January 23, 1998, recognizing the minority interest through the completion date of the acquisition.

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

                      For the three months              For the six months
                          Ended June 30,                  Ended June 30,
                     ----------------------            -------------------
                       1999           1998               1999       1998
                       ----           ----               ----       ----
       Revenues      $127,829      $123,905            $257,076   $246,085
                     ========      ========            ========   ========

       Net loss       $(2,992)      $(2,895)            $(6,546)   $(6,853)
                      =======       =======             =======    =======

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

The Revolving Facility originally had a term of five years and is fully revolving until October 15, 2001. The Revolving Facility bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%. Also, outstanding under the Revolving Facility are letters of credit of $1,775.

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


NOTE 4.  LITIGATION

From time to time, the Company and certain of its subsidiaries are subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's businesses. In addition, as a result of the Union acquisition, certain subsidiaries of the Company are a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at June 30, 1999.


NOTE 5.  8% NONVOTING CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK

In January 1999, the Company increased its authorized 8% Nonvoting Cumulative Redeemable Exchangeable Preferred Stock from 1,000,000 shares to 1,250,000 shares.

NOTE 6.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

The following summarizes the transactions between the Company and OSI Funding Corp. ("FINCO"), a qualifying special-purpose, non-recourse finance company formed in the fourth quarter of 1998, for the three and six months ended June 30, 1999:
                                             For the Three          For the Six
                                              Months Ended         Months Ended
                                             June 30, 1999         June 30, 1999
                                             -------------         -------------

    Sales of purchased loans and
         accounts receivable Portfolios
         by the Company to FINCO                $11,666               $29,324

    Servicing fees paid by FINCO to
         the Company                             $4,002                $5,845


Sales of purchased loans and accounts receivable portfolios by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. Accordingly, no gain or loss was recorded by the Company on the sales to FINCO.

At June 30, 1999, FINCO had outstanding borrowings of $28,367.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues for the three months ended June 30, 1999 were $127.8 million compared to $123.9 million in the same period last year - an increase of 3.2%. The revenue increase of $3.9 million was due to increased fee and outsourcing services revenue offset partially by lower portfolio services revenue. Revenues from fee services were $93.0 million for the three months ended June 30, 1999 compared to $91.3 million in the comparable period in 1998. The increase in fee revenues was due to an increase in existing placements offset by the continued pressure on contingent fee rates in the highly competitive business. The outsourcing services revenue of $14.5 million compared favorably to prior year of $11.2 million due to increased revenue from new and existing business. Revenues from purchased portfolio services decreased from $21.4 million for the three months ended June 30, 1998 to $20.3 million for the three months ended June 30, 1999. The decreased revenue was due primarily to the negative impact of OSI Funding Corp. ("FINCO") (formed in the fourth quarter of 1998 for the purpose of acquiring loans and accounts receivable portfolios) and lower strategic sales of on-balance sheet portfolios. As a result of selling the majority of the portfolio purchases to FINCO, portfolio services revenue was negatively impacted by $6.3 million as the Company records only servicing fee revenue on the FINCO collections of $10.0 million.

Operating expenses for the three months ended June 30, 1999 were $117.8 million compared to $113.6 million for the comparable period in 1998. Operating expenses, exclusive of amortization and depreciation charges, were $100.9 million for the three months ended June 30, 1999 and $92.9 million for the comparable period in 1998 - an increase of 8.6%. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted primarily from higher collection-related expenses associated with the increased revenues, infrastructure costs as the Company aligns fee services by industry, and unusually higher advertising and promotional expenses and increased consulting expenses of approximately $1.0 million. Of the $117.8 million in operating expenses for the three months ended June 30, 1999, $16.9 million was attributable to amortization and depreciation charges compared to $20.7 million for the same period last year - a decrease of 18.5%. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as the majority of portfolio purchases were sold to FINCO resulting in lower on-balance sheet portfolios.

As a result of the above, the Company's operating income of $10.0 million for the three months ended June 30, 1999 was slightly under $10.3 million for the comparable period in 1998.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the three months ended June 30, 1999 was $26.9 million compared to $31.0 million for the same period in 1998. The decrease of $4.1 million was attributable to the higher operating expenses of $8.0 million and the negative effect of portfolio services revenues offset partially by the increased revenue of $10.2 million.

Net interest expense for the three months ended June 30, 1999 was $12.6 million compared to $13.2 million for the comparable period in 1998. The decrease was due to lower indebtedness and interest rates.

The provision for income taxes of $0.4 million was provided for state income taxes as the Company has income tax obligations in various states.

Due to the factors stated above, the net loss for the three months ended June 30, 1999 of $3.0 million compared to the net loss of $2.9 million for the three months ended June 30, 1998.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues for the six months ended June 30, 1999 were $257.1 million compared to $238.7 million in the same period last year - an increase of 7.7%. The revenue increase of $18.4 million was due primarily to increased fee, outsourcing and portfolio services revenues of $11.1 million - an increase of 4.7% over last year, and $7.3 million from the acquisition of Union. Revenues from fee services were $186.8 million for the six months ended June 30, 1999 compared to $177.7 million in the comparable period in 1998. The increase in fee revenues was due to a 1.9% increase in existing business and $5.7 million from the Union acquisition. The outsourcing services revenue of $28.4 million compared favorably to prior year of $21.1 million due to increased revenue from new and existing business of 26.6% and $1.6 million from the Union acquisition. Revenues from purchased portfolio services increased to $41.9 million for the six months ended June 30, 1999 compared to $39.9 million in 1998 - up 5.1%. The increased revenue was attributable to strategic sales of on-balance sheet portfolios. Gross collections from on-balance sheet and off-balance sheet receivables were approximately $12.2 million higher than last year. However, due to recording only a servicing fee for the off-balance sheet receivable collections of portfolios sold to FINCO (Company revenue negatively impacted by approximately $9.2 million), revenues from purchased portfolio services excluding the sales of on-balance sheet portfolios were flat compared to last year.

Operating expenses for the six months ended June 30, 1999 were $238.0 million compared to $219.5 million for the comparable period in 1998. Operating expenses, exclusive of amortization and depreciation charges, were $202.1 million for the six months ended June 30, 1999 and $183.1 million for the comparable period in 1998 an increase of 10.3%. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted primarily from the Union acquisition, higher collection-related expenses associated with the increased revenues, infrastructure costs as the Company aligns fee services by industry, and unusually higher advertising and promotional expenses and increased consulting expenses of approximately $2.0 million. Of the $238.0 million in operating expenses for the six months ended June 30, 1999, $35.9 million was attributable to amortization and depreciation charges compared to $36.4 million for the same period last year - a decrease of 1.4%. The lower amortization and depreciation charges resulted primarily from lower on-balance sheet portfolio amortization offset partially by additional depreciation and amortization of goodwill related to the Union acquisition.

As a result of the above, the Company generated operating income of $19.1 million for the six months ended June 30, 1999 compared to $19.2 million for the comparable period in 1998.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the six months ended June 30, 1999 was $55.0 million compared to $55.6 million for the same period in 1998. The decrease was primarily attributable to the higher branding and industry focused expenses and the negative effect of portfolio services revenues. The Company's increased revenue was not enough to offset those expenses and the negative effect of portfolio services revenues.

Net interest expense for the six months ended June 30, 1999 was $25.2 million compared to $24.4 million for the comparable period in 1998. The increase was primarily due to the additional indebtedness incurred to finance the Union acquisition.

The provision for income taxes of $0.4 million was provided for state income taxes as the Company has income tax obligations in various states.

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

Due to the factors stated above, the net loss for the six months ended June 30, 1999 of $6.5 million compared unfavorably to the net loss of $5.7 million for the six months ended June 30, 1998.

Financial Condition, Liquidity and Capital Resources

At June 30, 1999, the Company had cash and cash equivalents of $6.9 million. The Company's credit agreement provides for a $58.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of June 30, 1999, the Company had outstanding $26.7 million under the revolving credit facility leaving $29.5 million, after outstanding letters of credit, available under the revolving credit facility.

Since December 31, 1998, cash and cash equivalents decreased $1.9 million primarily due to cash utilized for the net repayment of debt of $7.3 million, purchases of loans and accounts receivable portfolios of $4.1 million and capital expenditures of $7.3 million offset by cash from operations of $17.5 million. The Company also held $25.2 million of cash for clients in restricted trust accounts at June 30, 1999.

For the first six months in 1999, the Company made capital expenditures of $7.3 million primarily for the replacement and upgrading of equipment and expansion of the Company's information services systems. The Company anticipates spending approximately $18.0 million for capital expenditures in 1999.

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

The target date for completion of all production systems and significant non-production systems (e.g., predictive dialer systems, phone switches, wide area network hardware), including non-technical assets, is September 1999. Testing is well underway for all systems with completion anticipated to be no later than September 1999.

Spending for modifications and updates are being expensed as incurred and is not to have a material impact on the results of operations or cash flows. The cost of the Company's Year 2000 project is being funded from cash flows generated from operations. The Company estimates that its total Year 2000 expenses will be in the range of $1.5 to $1.6 million. To date, the Company has expended approximately $1.5 million, primarily for contract programmers and consulting costs associated with the evaluation, assessment and remediation of computer systems.

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

The Company's Year 2000 project includes the development of contingency plans for business critical systems, as well as for strategic suppliers and customers to attempt to minimize disruption to its operations in the event of a Year 2000 failure. The Company is currently in the process of formulating plans to address a variety of failure scenarios, including failures of its in-house applications, as well as failures of strategic suppliers and customers. The Company anticipates that it will complete Year 2000 contingency planning by October 1999.

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

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual result to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) the status and effectiveness of the Company's Year 2000 efforts, (8) legal proceedings, (9) environmental investigations and clean up efforts, (10) the Company's ability to rationalize operations of recent acquisitions, and (11) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services.

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

        None

Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

In June 1999, pursuant to written consent of shareholders of the Company's voting common stock, the following persons were elected to serve as directors of the Company until the next annual meeting of shareholders, such persons constituting all directors of the Company: Timothy G. Beffa, David E. De Leeuw, David G. Hanna, Frank J. Hanna, III, Courtney F. Jones, Robert A. Marshall, William B. Hewitt, David E. King, George E. McCown, Nathan W. Pearson Jr., and Jeffrey E. Stiefler. These consents were executed by holders of 1,897,793.01 shares of the Company's voting common stock.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a). Exhibits

             Exhibit 10.1 Fourth Amendment to the Second Amended and Restated Credit Agreement, dated June 30, 1999.

             Exhibit 27 Financial Data Schedule (Unaudited)

        (b). Reports on Form 8-K

             There were no reports on Form 8-K filed for the three-month period ended June 30, 1999.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          OUTSOURCING SOLUTIONS INC.
                          (Registrant)



                          /s/   Timothy G. Beffa
                          ------------------------------------------------------
                          Timothy G. Beffa
                          President and Chief Executive Officer


                          /s/   Gary L. Weller
                          ------------------------------------------------------
                          Gary L. Weller
                          Executive Vice President and
                              Chief Financial Officer


                           /s/   Daniel T. Pijut
                           -----------------------------------------------------
                           Daniel T. Pijut
                           Vice President, Corporate Controller
                              and Chief Accounting Officer


Date:   August 16, 1999