Form 10-Q
period 1999-09-30
OUTSOURCING SOLUTIONS INC; OSI SUPPORT SERVICES INC; UNION CORP; CFC SERVICES CORP; A M MILLER & ASSOCIATES INC; CONTINENTAL ALLIANCE INC; OSI COLLECTION SERVICES INC; UNIVERSITY ACCOUNTING SERVICE INC; ASSET RECOVERY & MANAGEMENT CORP; INDIANA MUTUAL CREDIT ASSOCIATION INC
filed 1999-11-15
CIK 1027574, 76741, 100817, 1029300, 1029301, 1029303, 1029315, 1029318, 1029319, 1029320

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999
                               -------------------------------------

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ----------------------

                 Commission File Number     333-16867
                                           -----------

                          Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                               58-2197161
-----------------------------------     ----------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)

390 South Woods Mill Road, Suite 350
       Chesterfield, Missouri                             63017
-----------------------------------     ----------------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes    X                        No
                      -----                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                        Outstanding at
               Class                                 September 30, 1999
------------------------------------------         ----------------------
Voting common stock                                     3,477,126.01
Class A convertible nonvoting common stock                391,740.58
Class B convertible nonvoting common stock                400,000.00
Class C convertible nonvoting common stock              1,040,000.00
                                                        ------------
                                                        5,308,866.59
                                                        ============

Transitional Small Disclosure (check one): Yes[    ]   No[  X  ]

                       OUTSOURCING SOLUTIONS INC.
                            AND SUBSIDIARIES



                            TABLE OF CONTENTS


Part I.   Financial Information                                             Page

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            September 30, 1999 (unaudited) and December 31, 1998...........    3


            Condensed Consolidated Statements of Operations for the three
            and nine months ended September 30, 1999 and 1998 (unaudited)..    4


            Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1999 and 1998 (unaudited)...........    5


            Notes to Condensed Consolidated Financial
            Statements (unaudited).........................................    6


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................    9


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   14



Part II.    Other Information..............................................   14

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)
------------------------------------------------

                                                   September 30,   December 31,
                                                        1999           1998
                                                     Unaudited       Audited
                                                   -------------   ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                        $   4,836      $   8,814
    Cash and cash equivalents held for clients          23,771         22,372
    Current portion of purchased loans and
      accounts receivable portfolios                    29,772         35,057
    Accounts receivable - trade, less allowance
      for doubtful receivables of $706 and $1,309       46,415         40,724
    Other current assets                                10,754          8,777
                                                     ---------      ---------
       Total current assets                            115,548        115,744

PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS      11,115         20,436

PROPERTY AND EQUIPMENT, net                             43,279         40,317

INTANGIBLE ASSETS, net                                 414,388        425,597

DEFERRED FINANCING COSTS, net                           11,379         13,573

OTHER ASSETS                                             5,212          2,824
                                                     ---------      ---------
TOTAL                                                $ 600,921      $ 618,491
                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable - trade                         $   6,740      $   7,355
    Collections due to clients                          23,771         22,372
    Accrued salaries, wages and benefits                13,134         13,274
    Other current liabilities                           46,416         55,071
    Current portion of long-term debt                   19,640         16,877
                                                     ---------      ---------
       Total current liabilities                       109,701        114,949

LONG-TERM DEBT                                         510,408        511,271

OTHER LONG-TERM LIABILITIES                             21,602         22,303

STOCKHOLDERS' DEFICIT:
    8% nonvoting cumulative redeemable exchangeable     13,686         12,167
      preferred stock; authorized 1,250,000 and
      1,000,000 shares, respectively; 1,094,855.24
      and 973,322.32 shares, respectively, issued
      and outstanding, at liquidation value of
      $12.50 per share
    Voting common stock; $.01 par value; authorized         35             35
      7,500,000 shares, 3,477,126.01 shares issued
      and outstanding
    Class A convertible nonvoting common stock; $.01         4              4
      par value; authorized 7,500,000 shares,
      391,740.58 shares issued and outstanding
    Class B convertible nonvoting common stock; $.01         4              4
      par value; authorized 500,000 shares, 400,000
      shares issued and outstanding
    Class C convertible nonvoting common stock; $.01        10             10
      par value; authorized 1,500,000 shares,
      1,040,000 shares issued and outstanding
    Paid-in capital                                     66,958         66,958
    Retained deficit                                  (121,487)      (109,210)
                                                     ---------      ---------
       Total stockholders' deficit                     (40,790)       (30,032)
                                                     ---------      ---------
TOTAL                                                $ 600,921      $ 618,491
                                                     =========      =========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)
----------------------------------------------------------

                                                                          Three Months Ended         Nine Months Ended
                                                                             September 30,             September 30,
                                                                          -------------------        -----------------
                                                                            1999       1998            1999       1998

REVENUES                                                                 $122,987    $119,903        $380,063   $358,634

EXPENSES:
    Salaries and benefits                                                  60,076      58,050         182,238    171,203
    Service fees and other operating and administrative expenses           37,440      35,130         117,334    105,100
    Amortization of loans and accounts receivable purchased                 9,317      12,840          29,794     35,198
    Amortization of goodwill and other intangibles                          4,112       4,045          12,316     11,588
    Depreciation expense                                                    3,735       3,486          10,960      9,963
                                                                         --------    --------        --------   --------
         Total expenses                                                   114,680     113,551         352,642    333,052
                                                                         --------    --------        --------   --------
OPERATING INCOME                                                            8,307       6,352          27,421     25,582

OTHER EXPENSE                                                                   -           -              76          -

INTEREST EXPENSE - Net                                                     13,005      13,164          38,214     37,554
                                                                         --------    --------        --------   --------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                             (4,698)     (6,812)        (10,869)   (11,972)

PROVISION FOR INCOME TAXES                                                      -           -             375          -

MINORITY INTEREST                                                               -           -               -        572
                                                                         --------    --------        --------   --------
NET LOSS                                                                   (4,698)     (6,812)        (11,244)   (12,544)

PREFERRED STOCK DIVIDEND REQUIREMENTS                                         527         162           1,033        639
                                                                         --------    --------        --------   --------
NET LOSS TO COMMON STOCKHOLDERS                                          $ (5,225)   $ (6,974)       $(12,277)  $(13,183)
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


OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands except share amounts)
--------------------------------------------------------------------------------

                                                              Nine Months Ended
                                                                September 30,
                                                             -------------------
                                                               1999       1998
OPERATING ACTIVITIES:
    Net loss                                                $(11,244)  $(12,544)
    Adjustments to reconcile net loss to net cash
      from operating activities:
        Depreciation and amortization                         25,645     23,654
        Amortization of loans and accounts receivable         29,794     35,198
          purchased
        Other                                                     76          -
        Minority interest                                          -        572
        Change in assets and liabilities:
          Other current assets                                (7,783)     5,256
          Accounts payable and other liabilities              (9,625)   (10,122)
                                                            --------   --------
            Net cash from operating activities                26,863     42,014
                                                            --------   --------
INVESTING ACTIVITIES:
    Payments for acquisitions, net of cash acquired             (877)  (167,305)
    Purchase of loans and accounts receivable portfolios     (15,188)   (38,030)
    Acquisition of property and equipment                    (14,163)   (10,794)
    Investment in non-consolidated subsidiary                 (2,500)         -
    Other                                                        269          -
                                                            --------   --------
            Net cash from investing activities               (32,459)  (216,129)
                                                            --------   --------
FINANCING ACTIVITIES:
    Proceeds from term loans                                       -    225,469
    Borrowings under revolving credit agreement              223,150    168,050
    Repayments under revolving credit agreement             (208,750)  (177,900)
    Repayments of debt                                       (12,607)   (32,327)
    Deferred financing fees                                     (175)    (3,038)
                                                            --------   --------
            Net cash from financing activities                 1,618    180,254
                                                            --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (3,978)     6,139

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 8,814      3,217
                                                            --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  4,836   $  9,356
                                                            ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during period for interest                    $ 33,264   $ 28,407
                                                            ========   ========
    Net cash paid  (received) during period for taxes       $    158   $ (8,011)
                                                            ========   ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES - During the nine months ended September 30, 1999 and 1998, the Company paid preferred stock dividends of $1,519 and $468, respectively, through the issuance of 121,532.92 shares and 37,435.47 shares of preferred stock, respectively.


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share amounts)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For purposes of comparability, certain prior year amounts have been reclassified to conform to current quarter presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1998.

Comprehensive loss for the periods presented were equal to the Company's net loss as the Company had no comprehensive income (loss) items.


NOTE 2.  ACQUISITION

On January 23, 1998, the Company acquired through a tender offer, approximately 77% of the outstanding shares of The Union Corporation's ("Union") common stock for $31.50 per share. On March 31, 1998, the Company acquired the remaining outstanding shares of Union. The aggregate purchase price of the Union acquisition was approximately $220,000 including transaction costs of $10,900 and assumed liabilities. The Company financed the acquisition primarily with funds provided by an amended credit agreement. Union, through certain of its subsidiaries, furnished a broad range of credit and receivables management outsourcing services as well as management and collection of accounts receivable. The acquisition was accounted for under the purchase method of accounting. The Company allocated the total purchase price including additional liabilities reserves to the fair value of the net assets acquired resulting in goodwill of approximately $219,000. The goodwill is being amortized over 30 years using the straight-line method. Union's consolidated operating results have been included in the Company's consolidated results since January 23, 1998, recognizing the minority interest through the completion date of the acquisition.

The unaudited proforma consolidated financial data presented below provides proforma effect of the Union acquisition as if such acquisition had occurred as of the beginning of each period presented. The unaudited results have been prepared for comparative purposes only and do not necessarily reflect the results of operations of the Company that actually would have occurred had the acquisition been consummated as of the beginning of each period presented, nor does the data give effect to any transactions other than the acquisition.

                                          For the nine months
                                           ended September 30,
                                     --------------------------------
                                           1999          1998
                                          ------        ------
                  Revenues              $ 380,063     $ 365,988
                                        =========     =========
                  Net loss              $( 11,244)    $ (13,665)
                                        =========     =========

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

The Revolving Facility originally had a term of five years and is fully revolving until October 15, 2001. The Revolving Facility bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's customary base rate plus 1.5% or (b) at the reserve adjusted Eurodollar rate plus 2.5%. Also, outstanding under the Revolving Facility are letters of credit of $2,025.

The  Agreement  is  guaranteed  by  all  of  the  Company's   present   domestic
subsidiaries and is secured by all of the stock of the Company's present domestic subsidiaries and by substantially all of the Company's domestic property assets except for OSI Funding Corp. as discussed in Note 6 below. The Agreement contains certain covenants the more significant of which limit cash dividends, asset sales, acquisitions and additional indebtedness, as well as requires the Company to satisfy certain financial performance ratios.


NOTE 4.  LITIGATION

From time to time, the Company and certain of its subsidiaries are subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's businesses. In addition, as a result of the Union acquisition, certain subsidiaries of the Company are a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at September 30, 1999.


NOTE 5.  8% NONVOTING CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK

In January 1999, the Company increased its authorized 8% Nonvoting Cumulative Redeemable Exchangeable Preferred Stock from 1,000,000 shares to 1,250,000 shares.

NOTE 6.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

In October 1998, a qualifying special-purpose finance company, OSI Funding Corp. ("FINCO"), formed by the Company, entered into a revolving warehouse financing arrangement (the "Warehouse Facility") for up to $100,000 of funding capacity for the purchase of loans and accounts receivable portfolios over its five year term. In connection with the establishment of the Warehouse Facility, FINCO entered into a servicing agreement with a subsidiary of the Company to provide certain administrative and collection services on a contingent fee basis (i.e., fee is based on a percent of amount collected) at prevailing market rates based on the nature and age of outstanding balances to be collected. Servicing revenue from FINCO is recognized by the company as collections are received.

The following summarizes the transactions between the Company and FINCO for the three and nine months ended September 30, 1999:

                                                  For the Three    For the Nine
                                                   Months Ended    Months Ended
                                                  September 30,    September 30,
                                                       1999            1999
                                                  ---------------  -------------
    Sales of purchased loans and accounts
    receivable portfolios by the Company to FINCO     $15,161         $44,485

    Servicing fees paid by FINCO to the Company        $3,913          $9,758


Sales of purchased loans and accounts receivable portfolios by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. Accordingly, no gain or loss was recorded by the Company on the sales to FINCO.

At September 30, 1999, FINCO had outstanding borrowings of $35,287.


NOTE 7.   SUBSEQUENT EVENT

The Company, Madison Dearborn Capital Partners III, L.P. ("MDP"), and certain of the Company's stockholders, optionholders and warrantholders have entered into a Stock Subscription and Redemption Agreement, dated as of October 8, 1999, pursuant to which MDP will acquire a controlling interest in OSI for approximately $790 million and most of the currently outstanding capital stock of OSI will be redeemed (the "Recapitalization"). The Recapitalization is expected to be completed by December 31, 1999. The Company is pursuing a consent solicitation from the holders of its existing $100,000 11% Senior Subordinated Notes to obtain a waiver of the Change of Control provision of the Indenture in connection with the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998
--------------------------------------------------------------------

Revenues for the three months ended September 30, 1999 were $123.0 million compared to $119.9 million in the same period last year - an increase of 2.6%. The revenue increase of $3.1 million was due to increased collection and outsourcing services revenue offset partially by lower portfolio services revenue, which resulted from the establishment of OSI Funding Corp. ("FINCO"), a qualifying special-purpose non-recourse financing company, as discussed below. Revenues from collection services were $88.2 million for the three months ended September 30, 1999 compared to $87.4 million in the comparable period in 1998. The increase in collection services revenues was due to an increase in existing net placements offset by the continued pressure on contingent fee rates in the highly competitive business. The outsourcing services revenue of $15.1 million compared favorably to prior year of $12.6 million due to increased revenue from new and existing business. Revenues from portfolio services decreased from $19.9 million for the three months ended September 30, 1998 to $19.7 million for the three months ended September 30, 1999. The decreased revenue was due primarily to the negative revenue effect of FINCO, which was formed in the fourth quarter of 1998 for the purpose of financing acquired loans and accounts receivable portfolios. Prior to forming FINCO, the Company would record as revenue the total collections on purchased portfolios. Currently, for all purchased portfolios which are sold to and financed by FINCO, the Company records as revenue a servicing fee on the total collections of FINCO purchased portfolios. During the quarter ended September 30, 1999, the Company recorded revenue from FINCO servicing fees of $3.9 million on total collections of $10.7 million. When compared to the three months ended September 30, 1998, the total collections of both on and off-balance sheet purchased portfolios, increased from $19.9 million in 1998 to $26.5 million in 1999, an increase of 33% or $6.6 million. The increased collections resulted primarily from an increase in the total levels of purchased portfolios primarily as a result of the increased buying capacity made available through FINCO. If all portfolios purchased by FINCO were accounted for on-balance sheet, the Company would have reported revenues, including total collections of portfolios, of $129.8 million, as compared to $119.9 million in 1998, an 8.3% increase.

Operating expenses, exclusive of amortization and depreciation charges, were $97.5 million for the three months ended September 30, 1999 and $93.2 million for the comparable period in 1998 - an increase of 4.7%. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted primarily from higher collection-related expenses associated with the increased revenues of collection and outsourcing services, increased collection-related expenses associated with the increase in collections of purchased portfolios, infrastructure costs as the Company aligns collection services by industry and related increases in advertising and promotional expenses. For the three months ended September 30, 1999, amortization and depreciation charges of $17.2 million compared to $20.4 million for the same period last year - a decrease of 15.7%. The lower amortization charges resulted primarily from lower on-balance sheet portfolio amortization as the majority of portfolio purchases were sold to FINCO. On portfolios owned by FINCO, the Company does not record amortization expense.

As a result of the above, the Company's operating income of $8.3 million for the three months ended September 30, 1999 compared favorably to $6.4 for the same period in 1998.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the three months ended September 30, 1999 was $25.5 million compared to $26.7 million for the same period in 1998. The decrease of $1.2 million was attributable to the decrease in portfolio services resulting from the manner in which revenues from off-balance sheet collections are recognized and the higher operating expenses.

Net interest expense for the three months ended September 30, 1999 was $13.0 million compared to $13.2 million for the comparable period in 1998. The decrease was due primarily to lower interest rates.

Due to the factors stated above, the net loss for the three months ended September 30, 1999 of $4.7 million compared to the net loss of $6.8 million for the three months ended September 30, 1998.





Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998
------------------------------------------------------------------

Revenues for the nine months ended September 30, 1999 were $380.1 million compared to $358.6 million in the same period last year - an increase of 6.0%. The revenue increase of $21.5 million was due primarily to increased collection, outsourcing and portfolio services revenues of $14.2 million - an increase of 3.8% over last year, and $7.3 million from the acquisition of Union. Revenues from collection services were $275.0 million for the nine months ended September 30, 1999 compared to $265.1 million in the comparable period in 1998. The increase in collection services revenues was due to a 1.6% increase in existing business and $5.7 million from the Union acquisition. The outsourcing services revenue of $43.5 million compared favorably to prior year of $33.7 million due to increased revenue from new and existing business of 24.3% and $1.6 million from the Union acquisition. Revenues from purchased portfolio services increased to $61.6 million for the nine months ended September 30, 1999 compared to $59.8 million in 1998 - up 2.8%. The increased revenue was attributable to the servicing fee for the off-balance sheet receivable collections of portfolios which increased due to the formation of FINCO, offset by lower revenues from on-balance sheet portfolios. Prior to forming FINCO, the Company would record as revenue the total collections on purchased portfolios. Currently, for all purchased portfolios which are sold to and financed by FINCO, the Company records as revenue a servicing fee on the total collections of FINCO purchased portfolios. During the nine months ended September 30, 1999, the Company recorded revenue from FINCO servicing fees of $9.8 million on total collections of $25.9 million. When compared to the nine months ended September 30, 1998, the total collections of both on and off-balance sheet purchased portfolios increased from $59.8 million in 1998 to $77.7 million in 1999, an increase of 29.9% or $17.9 million. The increased collections resulted primarily from an increase in the total levels of purchased portfolios primarily as a result of the increased buying capacity made available through FINCO. If all portfolios purchased by FINCO were accounted for on-balance sheet, the Company would have reported revenues, including total collections of portfolios, of $396.2 million as compared to $358.6 million, an increase of 10.0%.

Operating expenses, exclusive of amortization and depreciation charges, were $299.6 million for the nine months ended September 30, 1999 and $276.3 million for the comparable period in 1998 - an increase of 8.4%. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted primarily from the Union acquisition, higher collection-related expenses associated with the increased revenues of collection and outsourcing services, increased collection-related expenses associated with the increase in collections of purchased portfolios, infrastructure costs as the Company aligns collection services by industry, and related increases in advertising and promotional expenses and consulting expenses of approximately $2.4 million. For the nine months ended September 30, 1999, amortization and depreciation charges of $53.0 compared to $56.8 million for the same period last year - a decrease of 6.5%. The lower amortization and depreciation charges resulted primarily from lower on-balance sheet portfolio amortization offset partially by additional depreciation and amortization of goodwill related to the Union acquisition and depreciation of current year capital expenditures. On portfolios owned by FINCO, the Company does not record amortization expense.

As a result of the above, the Company generated operating income of $27.4 million for the nine months ended September 30, 1999 compared to $25.6 million for the comparable period in 1998.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 1999 was $80.5 million compared to $82.3 million for the same period in 1998. The decrease was primarily attributable to the higher branding and industry focused expenses and the decreased portfolio services revenues resulting from the manner in which revenues from off-balance sheet collections are recognized.

Net interest expense for the nine months ended September 30, 1999 was $38.2 million compared to $37.6 million for the comparable period in 1998. The increase was primarily due to the additional indebtedness incurred to finance the Union acquisition offset partially by lower interest rates.

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

Due to the factors stated above, the net loss for the nine months ended September 30, 1999 of $11.2 million compared favorably to the net loss of $12.5 million for the nine months ended September 30, 1998.



Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At September 30, 1999, the Company had cash and cash equivalents of $4.8 million. The Company's credit agreement provides for a $58.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of September 30, 1999, the Company had outstanding $39.9 million under the revolving credit facility leaving $16.1 million, after outstanding letters of credit, available under the revolving credit facility.

Since December 31, 1998, cash and cash equivalents decreased $4.0 million primarily due to cash utilized for the net repayment of debt of $12.6 million, purchases of loans and accounts receivable portfolios of $15.2 million and capital expenditures of $14.2 million offset by cash from operations of $26.9 million and increased borrowings under the revolving credit facility of $14.4 million. The Company also held $23.8 million of cash for clients in restricted trust accounts at September 30, 1999.

For the first nine months in 1999, the Company made capital expenditures of $14.2 million primarily for the replacement and upgrading of equipment and expansion of the Company's information services systems. The Company anticipates spending approximately $18.0 million for capital expenditures in 1999.

The Company, Madison Dearborn Capital Partners III, L.P. ("MDP"), and certain of the Company's stockholders, optionholders and warrantholders have entered into a Stock Subscription and Redemption Agreement, dated as of October 8, 1999, pursuant to which MDP will acquire a controlling interest in OSI for approximately $790 million and most of the currently outstanding capital stock of OSI will be redeemed (the "Recapitalization"). The Recapitalization is expected to be completed by December 31, 1999.

The Recapitalization will be funded through an equity contribution of approximately $211 million from MDP and existing shareholders, $100 million from issuance of redeemable preferred shares and borrowings under a new senior credit facility of $475 million to replace the existing senior credit facility.

The Company's existing $100 million 11% Senior Subordinated Notes will remain outstanding if the requisite consents are obtained from the holders thereof. On November 10, 1999, the Company began soliciting consents to the waiver of certain of the Company's obligations under the Indenture, including its obligation to make a change of control offer in connection with the Recapitalization and its failure to comply with certain technical requirements relating to the qualification and operation of FINCO as an unrestricted subsidiary under the Indenture as discussed below.

Since the formation of FINCO, the Company has treated FINCO as an unrestricted subsidiary under the Indenture. However, it has recently come to the attention of the Company that, at the time of formation of FINCO, the Company failed to take certain ministerial actions to satisfy the technical requirements under the Indenture for the designation of FINCO as an unrestricted subsidiary, despite the fact that it could have been designated as such at the time.

Management believes that its failure to properly qualify and operate FINCO as an unrestricted subsidiary under the Indenture is a technicality and that substantively FINCO should be treated as qualifying as an unrestricted subsidiary since its formation. If FINCO were not to be treated as having been an unrestricted subsidiary since its formation, the Company and FINCO would not be in compliance with certain restrictive covenants of the Indenture. In order to remove any doubt as to the status of FINCO, the Company began the consent solicitation as previously mentioned. Based on preliminary discussions with certain holders of its 11% Senior Subordinated Notes, management believes the consents will be obtained.


Year 2000
---------

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

The Company has also communicated with its strategic suppliers and equipment vendors, including suppliers of non-technical assets, seeking assurances that they and their products will be Year 2000 ready. The Company's goal was to obtain as much detailed information as possible about its strategic suppliers and equipment vendors' Year 2000 plans to identify those companies which appear to pose any significant risk of failure to perform their obligations to the Company as a result of the Year 2000. The Company has compiled detailed information regarding all of its strategic suppliers and equipment vendors. This will be an ongoing process during the Year 2000 project. For those strategic suppliers and equipment vendors whose response was not satisfactory, the Company has developed contingency plans to ensure that sufficient alternative resources are available to continue with business operations.

The target date for completion of all production systems and significant non-production systems (e.g., predictive dialer systems, phone switches, wide area network hardware), including non-technical assets, is November 1999. Testing is substantially complete for all systems with final completion anticipated to be no later than November 1999.

Spending for modifications and updates are being expensed as incurred and is not to have a material impact on the results of operations or cash flows. The cost of the Company's Year 2000 project is being funded from cash flows generated from operations. The Company estimates that its total Year 2000 expenses will be in the range of $1.6 to $1.7 million. To date, the Company has expended approximately $1.6 million, primarily for contract programmers and consulting costs associated with the evaluation, assessment and remediation of computer systems.

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

The Company's Year 2000 project includes the development of contingency plans for business critical systems, as well as for strategic suppliers and customers to attempt to minimize disruption to its operations in the event of a Year 2000 failure. The Company is currently in the process of formulating plans to address a variety of failure scenarios, including failures of its in-house applications, as well as failures of strategic suppliers and customers. The Company anticipates that it will complete Year 2000 contingency planning by November 1999.

Forward-Looking Statements
--------------------------

The following statements in this document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the cost and successful implementation of the Company's Year 2000 initiatives, (2) statements regarding the completion of the Recapitalization and obtaining consents to the waiver of certain of the Company's obligations under the Indenture, including its obligation to make a change of control offer in connection with the Recapitalization and its failure to comply with certain technical requirements relating to the qualification and operation of FINCO, (3) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (4) statements regarding the Company's expected capital expenditures, (5) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "intends," "should," "may," or similar expressions; and (6) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) the status and effectiveness of the Company's Year 2000 efforts, (8) legal proceedings, (9) environmental investigations and clean up efforts, (10) the Company's ability to rationalize operations of recent acquisitions, and (11) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services, (12) the failure of the holders of the Company's 11% Senior Subordinated Notes to consent to the waiver of certain obligations under the Indenture, and (13) the failure of any parts to consumate the Recapitalization transactions.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a). Exhibits

             10.1 Amended and Restated Employment Agreement dated  as of June 4,
                  1999 by and between the Company and Timothy G. Beffa.

             10.2 Amended and Restated Employment Agreement dated  as of June 4,
                  1999 by and between the Company and Michael A. DiMarco.

             10.3 Amended and Restated Employment Agreement dated  as of June 4,
                  1999 by and between the Company and C. Bradford McLeod.

             10.4 Form of Non-Qualified Stock Option Award Agreement [E].

             Exhibit 27 Financial Data Schedule (Unaudited)

        (b). Reports on Form 8-K

             There were no reports on Form 8-K filed for the three-month period ended September 30, 1999.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OUTSOURCING SOLUTIONS INC.
                                    (Registrant)



                                    /s/ Timothy G. Beffa
                                    --------------------------------------------
                                    Timothy G. Beffa
                                    President and Chief Executive Officer


                                    /s/ Gary L. Weller
                                    --------------------------------------------
                                    Gary L. Weller
                                    Executive Vice President and
                                       Chief Financial Officer


                                    /s/ Daniel T. Pijut
                                    --------------------------------------------
                                    Daniel T. Pijut
                                    Vice President, Corporate Controller
                                       and Chief Accounting Officer


Date:    November 15, 1999