Form 10-K
period 1999-12-31
OUTSOURCING SOLUTIONS INC; OSI SUPPORT SERVICES INC; UNION CORP; OSI COLLECTION SERVICES INC; UNIVERSITY ACCOUNTING SERVICE INC; ASSET RECOVERY & MANAGEMENT CORP; INDIANA MUTUAL CREDIT ASSOCIATION INC; GRABLE GREINER & WOLFF INC; JENNIFER LOOMIS & ASSOCIATES INC; QUALINK INC
filed 2000-03-30
CIK 1027574, 76741, 100817, 1029315, 1029318, 1029319, 1029320, 1029386, 1029387, 1029389

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended December 31, 1999

[ ]                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                              ---------------------   -------------------

                        Commission file Number 333-16867
                                              -----------

                           Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    58-2197161
--------------------------------------------       -----------------------------
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)                     Identification Number)
    390 South Woods Mill Road, Suite 350
           Chesterfield, Missouri                            63017
--------------------------------------------       ------------------------
   (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Securities registered pursuant to Section 12(b) of the Act:

    Title of each Class                Name of each exchange on which registered
-----------------------------------    -----------------------------------------
             None                                          None

Securities registered pursuant to Section (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No
                                         -------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable, as the stock is not publicly traded.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of March 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

  Voting common stock                                           5,976,389.04
  Non-voting common stock                                         480,321.30
                                                               -------------
                                                                6,456,710.34
                                                               =============
DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I

ITEM 1.    BUSINESS

General

        Outsourcing Solutions Inc. (the "Company" or "OSI") is one of the largest providers of accounts receivable management services in the United States with 1999 revenues of approximately $504.4 million. The Company believes that it differentiates itself from its competitors by providing a full range of accounts receivable management services on a national basis that allow its customers to outsource the management of the entire credit cycle. The breadth of services the Company provides across all stages of the credit cycle allows itself to cross-sell services to existing customers as well as to expand its customer base by providing specific services to potential customers in targeted industries. These services include collection services, portfolio purchasing services and outsourcing services which accounted for approximately 72%, 16% and 12% of 1999 revenues, 73%, 17% and 10% of 1998 revenues and 67%, 25% and 8% of 1997 revenues, respectively.

      - Collection services involve collecting on delinquent or charged-off consumer accounts for a fixed percentage of realized collections or a fixed fee per account.

      -   Portfolio   purchasing   services  involve  acquiring   portfolios  of
          non-performing consumer receivables from credit grantors, servicing such portfolios and retaining all amounts collected.

      -   Outsourcing   services   include   contract   management  of  accounts
          receivable, billing and teleservicing.

        The Company manages the marketing and execution of services within the four stages of the credit cycle. In the first stage of the credit cycle, OSI provides customers with the ability to outsource services including credit authorization, usage management and customer service. Dedicated call centers provide "first party" services for its clients performing all operations in their name. The second stage of the credit cycle is the management of pre-uncollectable, or charge-off, delinquency situations. OSI provides clients with fixed fee early-out programs based on either a letter series or calling program for accounts that are generally less than 180 days past due. In the third stage of the credit cycle, the Company offers traditional contingent collection services for delinquent and charged-off receivables. In the fourth and final stage of the credit cycle, OSI acts as a principal and purchases both new and delinquent charged-off receivables from credit grantors.

        The accounts receivable management industry is highly fragmented. Nationwide, the Company estimates there are approximately 6,000 debt collection service companies in the United States, with the 10 largest agencies currently accounting for 20% of industry revenues. Competition is based largely on recovery rates, industry experience and reputation and service fees. Large volume credit grantors typically employ more than one accounts receivable management company at one time, and often compare performance rates and rebalance account placements towards higher performing servicers.

        The customer base for the accounts receivable management industry is generally concentrated by credit grantors in four end-markets: banks, health care, utilities and telecommunications. Other significant sources of account placements include retail, student loan and governmental agencies. The Company believes that the ongoing consolidation in the banking, health care, utilities and telecommunication industries will benefit them by creating larger national customers seeking to place accounts with accounts receivable management companies that offer national rather than local and regional coverage. The Company's customers include a full range of local, regional and national credit grantors. Our largest customer accounted for no more than 5% of 1999 revenues.

        Outsourcing Solutions Inc., a Delaware corporation, was formed in 1995 to acquire Account Portfolios L.P., one of the largest purchasers and servicers of non-performing accounts receivables portfolios. Since its formation, the Company has completed six additional acquisitions and has established itself as a leading industry consolidator. The Company has experienced significant growth in their business through internal growth and acquisitions, with its revenues increasing from $29.6 million in 1995 to $504.4 million in 1999.

Industry

        The accounts receivable management industry has experienced significant growth over the past 15 years. The rapid growth of outstanding consumer credit and the corresponding increase in delinquencies has resulted in credit grantors increasingly looking to third party service providers in managing the accounts receivable process. The contingent fee collection industry, the Company's largest business service, is estimated to be a $6.5 billion market growing at approximately 8% to 10% per annum. The Company's other business services such as portfolio purchasing and outsourcing services are estimated, in the aggregate, to be an approximately $3.0 billion market. The Company believes the following are the key trends in the accounts receivable management industry:

      - Increase in Consumer Debt and Delinquencies. Consumer debt, a leading indicator of current and future business for accounts receivable management companies, has increased dramatically in recent years. Between 1990 and 1998, total consumer debt increased 67% from $3.6 trillion to $6.0 trillion. Furthermore, charged-off credit card debt as a percentage of total outstanding consumer debt increased from 3% in 1994 to 5.6% in 1998.

      - Industry Consolidation. The American Collectors Association estimates that in 1995 there were approximately 6,000 contingent fee companies in the United States participating in an industry that generated over $6.5 billion in contingent fee collection revenue in 1998. The industry has undergone significant consolidation, with the top ten contingent fee companies increasing their industry share to over 20% in 1998. With over 6,000 debt collection companies in the United States and given the financial and competitive constraints facing these smaller companies and the limited number of liquidity options for the owners of such businesses, the Company believes that the industry will continue to experience consolidation. Well-capitalized companies that offer national capabilities with a "full service" approach to accounts receivable management are increasingly displacing local and regional competitors.

      - Customer Consolidation. The largest credit granting industries, including banking, utilities, telecommunications and health care account for 80% of accounts placed for collection and are experiencing rapid consolidation. This consolidation has forced companies to focus on core business activities and to outsource ancillary functions, including some or all aspects of the accounts receivable management process. As a result, many regional customers are becoming national in scope and are shifting account placements to accounts receivable management companies that have the ability to service a large volume of placements on a national basis. The Company established relationships with many of the target industries' largest consolidators, thereby improving its ability to capitalize on this consolidation trend.

      - Growth in Portfolio Sales. As one of the leading providers of portfolio purchasing services, we have participated in the rapid and consistent industry-wide increase in the amount of non-performing consumer receivables sold by credit grantors. Portfolio sales offer the credit grantor many benefits, including increased predictability of cash flow reduction in monitoring and administrative expenses and reallocation of assets from non-core business functions to core business functions. It is estimated that $10.1 billion of charged-off credit card debt was acquired by portfolio purchasers in 1996 and more than $22.0 billion in 1999.

      - Accelerated Trend toward Outsourcing. In an effort to focus on core business activities and to take advantage of economies of scale, better performance and the lower cost structure offered by collection companies, many credit grantors have chosen to outsource some or all aspects of the accounts receivable management process. Instead of waiting until receivables are 180 days past due (or later) to turn over for credit collection, credit grantors are now involving collection companies much earlier in the process. Increasingly, credit grantors are looking to accounts receivable management providers for assistance with billing, customer service and complete call center outsourcing.

      - Technological Sophistication. Leading companies in the industry are increasingly using technology to improve their collection efforts. These initiatives include investments in proprietary databases and computerized calling and debtor location techniques.

Competitive Advantages

        The Company believes that its strong market position, national presence and breadth of services distinguishes itself as a leading provider of accounts receivable management services in the United States. OSI believes its competitive advantages include:

      - Benefits of Scale. The benefits of scale in the accounts receivable industry are significant on both revenues and cost. Scale makes it possible for the Company to compete for larger blocks of revenue, deliver more services over a wider geographic base, leverage its fixed costs over a broader customer base and access capital at attractive rates. As customers consolidate geographically and seek to reduce suppliers, a national presence also provides an important competitive advantage.

      - "One-stop-shopping" for Receivables Management Services. OSI provides a full array of receivables management services including front-end credit service, pre charge-off delinquency management, contingent collection services and portfolio purchasing. This allows the Company to manage the entire credit cycle for its customers for all sizes of debt and across multiple industries. The Company is one of the few industry participants to provide this breadth of services on a national basis.

      - Broad Customer Base. OSI provides services to some of the largest and fastest growing credit grantors in a wide range of industries. OSI's broad customer base diversifies its revenue stream and provides the Company with significant opportunities to cross-sell services. The Company also has long-standing relationships with many of its customers which provides a strong base of recurring revenues.

      -   Technology.   The  Company  has  made,  and  will  continue  to  make,
          significant investmentsin technology and know-how to enhance its competitive advantage. The Company currently has over $53 million invested in computer hardware and software. OSI believes that its proprietary software, including debtor-scoring models, computerized calling and debtor databases, provides them with a competitive advantage in pricing portfolios, providing outsourcing services and collecting delinquent accounts. The Company's systems interface with those of its customers to receive new account placements daily and provide frequent updates to customers on the status of collections. OSI has become increasingly integrated with its customers' systems resulting in high switching costs for its customers.

      - Customer Service. OSI's broad range of services and focused customer approach enables the Company to actively support and customize services to its customers on a cost-effective basis. This service philosophy has provided the foundation for the Company's reputation and when combined with its industry experience is critical in the clients' selection process.

Growth Strategies

        The Company's strategy focuses on expanding its business and enhancing profitability through the following initiatives:

      - Cross Selling Services to Existing Customers. OSI offers its customers a wide array of services including traditional fee services, portfolio purchasing services, pre-charge-off programs, outsourcing of accounts receivable management functions and teleservicing. This range of services allows OSI to cross-sell offerings within its existing customer base and to potential customers in specifically targeted industries.

      -   Expansion of Customer Base.

           - Existing Target End-Markets. Increasingly, credit grantors in the public and private sectors who have typically maintained accounts receivable departments within their organizations are turning to outside accounts receivable management companies. In addition, consolidation in the banking, retail, utilities, student loan, health care and telecommunications industries has created national customers who are outsourcing a portion or all of their accounts receivable management service needs to national providers. As OSI enhances its expertise and reputation with customers in a target end-markets the Company markets that expertise to other credit grantors in that end-market. The Company's relative size, our ability to provide services in all 50 states and experience in successfully managing a high volume of placements on a national basis allows it to benefit from the consolidation of these key industries.

           - New Target Industries. OSI intends to capitalize on its expertise and reputation to penetrate new end-markets. For example, the Company will continue to focus on increasing its business activities with governmental agencies at the federal, state and local levels, which have begun to outsource tax, child support collection and student loan accounts receivable functions to private companies. In addition, the Company will focus on the commercial market segment (collection of delinquent accounts owed by businesses to other businesses) and healthcare segment of the industry. Traditionally, the commercial market has been underpenetrated by collection agencies given the need for tailored collection methods which differ from those used in the consumer market, while significant changes and cost reductions in the healthcare market require specialized skills in the collection of past due accounts.

      - Disciplined Acquisitions. The Company has built its position as an industry leader through strategic acquisitions of leading accounts receivable service providers. By successfully integrating these businesses, its management has demonstrated an ability to evaluate, execute and integrate acquisitions. With over 6,000 contingent fee accounts receivable collection companies in the United States, OSI plans to pursue additional acquisitions that complement its existing services or expand its customer base and is continually reviewing acquisition opportunities.

      - Cost Reductions. The Company's management has adopted an aggressive approach to cost management. The Company will continue to focus on reducing its overall costs and improving operational efficiencies.

Acquisition and Integration History

        In September  1995,  the Company was formed and  acquired  Atlanta-based
Account   Portfolios,   one  of  the  largest   purchasers   and   servicers  of
non-performing accounts receivable portfolios.

        In January 1996, OSI acquired Continental Credit Services, Inc. ("Continental") and A.M. Miller Associates, two industry leaders in providing contingent fee services. Continental, which was headquartered in Seattle and operated in eight western states, provided contingent fee services to a wide range of end markets with particular emphasis on public utilities and regional telecommunications. A. M. Miller, based in Minneapolis, provided contingent fee services to the student loan and bank credit card end markets.

        In November 1996, OSI acquired Payco American Corporation with corporate offices in Brookfield, Wisconsin. Originally founded as a contingent fee service company, Payco diversified into other outsourcing services such as student loan billing, health care accounts receivable billing and management, and contract management of accounts receivable and teleservicing.

        In October 1997, OSI acquired the assets of North Shore Agency, Inc., a fee service company headquartered in Westbury, New York. North Shore specialized in "letter series" collection services for direct marketers targeted at collecting small balance debts. The majority of North Shore's revenues were generated from traditional contingent collections utilizing letters with the remaining revenues derived from fixed fee letter services.

        In November 1997, OSI acquired the assets of Accelerated Bureau of Collections, Inc. Accelerated Bureau of Collections is a Denver-based national fee service company. It specialized in credit card collection and derived approximately 25% of its revenues from pre-charge-off programs with the remaining 75% of revenues derived from standard contingent fee collections.

        In March  1998,  the  Company  completed  the  acquisition  of The Union
Corporation   ("Union").   Union  was  originally  a  conglomerate  involved  in
businesses ranging from electronic and industrial components to financial services. Union was a leading provider of a range of outsourcing services to both large and small clients. Union provided contingent and fixed fee collection services and other related outsourcing services. Union provided fee services through the following wholly-owned subsidiaries: Allied Bond & Collection Agency, Inc., Capital Credit Corporation, and Transworld Systems, Inc. Allied, headquartered in Trevose, Pennsylvania, provided contingent and fixed fee collection services for large clients across a broad spectrum of industries. Capital Credit, headquartered in Jacksonville, Florida also provided contingent and fixed fee collection services for large national clients primarily serving the bankcard, telecommunications, travel and entertainment, and government sectors. Transworld, headquartered in Rohnert Park, California, is one of the largest prepaid, fixed fee provider of delinquent account management services in the United States. Transworld's clients are primarily small companies with low balance delinquent accounts. Union provided related outsourcing services through its Interactive Performance, Inc. and High Performance Services, Inc. subsidiaries. Interactive Performance headquartered in North Charleston, South Carolina, provided a range of credit and receivables management outsourcing services primarily in the form of teleservicing. Interactive Performance services included inbound and outbound calling programs for credit authorization, customer service, usage management and receivable management. High Performance Services, headquartered in Jacksonville, Florida, provided service similar to Interactive Performance for clients in the financial services industry.

        In 1999, as part of a strategy to increase the efficiency of its operations by aligning the Company along business services and establishing call centers of excellence by industry specialization and in order to market its services under one OSI brand, the Company reorganized many of its acquired subsidiaries. Account Portfolios changed its name to OSI Portfolio Services, Inc. Payco American Corporation's largest debt collection subsidiary changed its name to OSI Collection Services, Inc. and Continental, A.M. Miller, Accelerated Bureau of Collections, Allied Bond & Collection Agency and Capital Credit merged into OSI Collection Services. Interactive Performance changed its name to OSI Outsourcing Services, Inc. and the Interactive Performance and High Performance Services subsidiaries merged into OSI Outsourcing Services. The Company now provides specialized services for the following industries: healthcare, government, education, telecommunications/utilities, commercial, financial services and bank card.

Recapitalization

        On December 10, 1999, pursuant to a Stock Subscription and Redemption Agreement, dated as of October 8, 1999, as amended (the "Recapitalization Agreement"), by and among Madison Dearborn Capital Partners III, L.P. (together with its affiliates, "MDP") the Company, and certain of the Company's stockholders, optionholders and warrantholders: (i) the Company sold 5,323,561.08 shares of its common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $199.5 million; (ii) the Company sold 100,000 shares of its Senior Mandatorily Redeemable Preferred Stock to certain purchasers for an aggregate purchase price of $100 million; (iii) the Company redeemed 4,792,307.20 shares of the Company's common stock (including voting common stock, par value $.01 per share, Class A Convertible Nonvoting Common Stock, par value $.01 per share, Class B Convertible Nonvoting Common Stock, par value $.01 per share, Class C Convertible Nonvoting Common Stock, par value $.01 per share and 1,114,319.33 shares of its preferred stock, no par value) for an aggregate of $221.35 million (such transactions collectively referred to herein as the "Recapitalization"). MDP now owns approximately 70.3% of the outstanding common stock (75.9% of the outstanding voting common stock) of the Company. Prior to the Recapitalization, the Company was controlled by McCown DeLeeuw & Co., Inc., a private equity investment firm.

        In connection with the Recapitalization, all members of the Company's Board of Directors other than Timothy Beffa resigned and Paul Wood and Tim Hurd were elected to serve as directors. In addition, the stockholders and optionholders of the Company entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement provides for the election of individuals to the Board of Directors of the Company and includes restrictions on the transfer of capital stock, and the provision of registration, preemptive, tag along and drag along rights granted to the parties thereto.

        In conjunction with the Recapitalization, the Company also entered into a Credit Agreement among the Company, DLJ Capital Funding, Inc., as Syndication Agent, Harris Trust & Savings Bank, as Documentation Agent, Fleet National Bank, N.A., as Administrative Agent and other Lenders who are parties thereto (the "Credit Agreement"). The Credit Agreement provides for: (i) a $150 million Term A Loan Facility; (ii) a $250 million Term B Loan Facility; and (iii) a $75 million Revolving Loan Facility. Borrowings under the Credit Agreement were used to refinance the Company's existing credit agreement and will be used for other working capital and general corporate purposes.

Services and Operations

        The Company is one of the largest providers of accounts receivable management services in the United States. Through its subsidiaries, the Company offers customers collection services, portfolio purchasing services and related outsourcing services.

Collection  Services

        The Company is one of the largest providers of collection services in the United States. The Company offers a full range of contingent fee services, including pre-charge-off programs and letter series, to most consumer credit end-markets. The Company utilizes sophisticated management information systems and vast experience with locating, contacting and effecting payment from delinquent account holders in providing its core contingent fee services. With 52 call centers in 26 states and approximately 5,500 account representatives, the Company has the ability to service a large volume of accounts with national coverage. In addition to traditional contingent fee services involving the placement of accounts over 120 days delinquent, creditors have begun to demand services in which accounts are outsourced earlier in the collection cycle. The Company has responded to this trend by developing "early-out" programs, whereby the Company receives placed accounts that are less than 120 days past due and earn a fixed fee per placed account rather than a percentage of realized collections. These programs require a greater degree of technological integration between OSI and its customers, leading to higher switching costs. The Company primarily services consumer creditors, although the Company has a growing presence in the commercial collection business, offering contingent fee services to commercial creditors.

        Contingent fee services are the traditional services provided in the accounts receivable management industry. Credit grantors typically place non-performing accounts after they have been deemed non-collectible, usually when 90 to 120 days past due, agreeing to pay the servicer a commission level calculated on the amount of collections actually made. At this point, the receivables are usually still valued on the customer's balance sheet, albeit in a form at least partially reserved against for possible noncollection. Customers typically use multiple agencies on any given placement category, enabling them to benchmark each agency's performance against the other. Placement is usually for a fixed time frame, typically a year, at the end of which the agency returns the uncollected receivables to the customer, which may then place them with an alternative agency.

        The commission rate for contingent fee services is generally based on the collectability of the asset in terms of the costs which the contingent fee servicer must incur to effect repayment. The earlier the placement (i.e., the less elapsed time between the past due date of the receivable and the date on which the debt is placed with the contingent fee servicer), the higher the probability of recovering the debt, and therefore the lower the cost to collect and the commission rate. Creditors typically assign their charged-off receivables to contingent fee servicers for a twelve month cycle, and then reassign the receivables to other servicers as the accounts become further past due. There are three main types of placements in the contingent fee business, each representing a different stage in the cycle of account collection. Primary placements are accounts, typically 120 to 270 days past due, that are being placed with agencies for the first time and usually receive the lowest commission. Secondary placements, accounts 270 to 360 days past due, have already been placed with a contingent fee servicer and usually require a process including obtaining judgments, asset searches, and other more rigorous legal remedies to obtain repayment and, therefore, receive a higher commission. Tertiary placements, accounts usually over 360 days past due, generally involve legal judgments, and a successful collection receives the highest commission. Customers are increasingly placing accounts with accounts receivable management companies earlier in the collection cycle, often prior to the 120 days past due typical in primary placements, either under a contingent fee or fixed fee arrangement.

        Once the account has been placed with OSI, the fee service process consists of (i) locating and contacting the debtor through mail, telephone, or both, and (ii) persuading the debtor to settle his or her outstanding balance. Work standards, or the method and order in which accounts are worked by OSI, are specified by the customer, and contractually bind OSI. Some accounts may have different work standards than others based on criteria such as account age or balance. In addition, OSI must comply with the federal Fair Debt Collection Practices Act and comparable state statutes, which restrict the methods it uses to collect consumer debt.

        The Company estimates the collectability of each placement using sophisticated statistical scoring systems that are applied to each account. The objective is to maximize revenues and to minimize expenses. For example, instead of sending letters to the entire account base, a targeted telemarketing campaign may be used to directly contact selected account groups, thus saving the costs associated with an unnecessary broad-based mail campaign.

Outsourcing Services

        As the volume of consumer credit has expanded across a number of industries, credit grantors have begun demanding a wider range of outsourcing services. In response, the Company has developed a number of other accounts receivable management services. The Company leverages its operational expertise and call and data management technology by offering the following services:

      - contract management, whereby the Company performs a range of accounts receivable management services at the customer's or the Company's location,

      - student loan billing, whereby the Company provides billing, due diligence and customer services,

      - health care accounts receivable management, whereby the Company assumes responsibility for managing third-party billing, patient pay resolution, inbound and outbound patient communication services and cash application functions, and

      -   teleservicing  whereby the Company offers inbound and outbound calling
          programs  to  perform  sales,  customer  retention  programs,   market
          research and customer service.

        In each client relationship, the cornerstone of the outsourcing strategy is to customize services to its customers on terms that will lead to substantial and increased growth rates in revenues and profit margins for the client as well as more stabilized cash flows. Customer service and billing inquiry activities are ideal candidates for outsourcing relationships for a number of reasons, including: (i) the need for technological investments in automated call management systems, (ii) activities that are labor intensive, and (iii) activity volumes that are subject to fluctuations which make it difficult to maintain stable employment levels and high utilization of the required equipment. By offering outsourcing services to a variety of clients, the Company will be able to leverage its productive resources to greater efficiency levels. In addition, the Company will continue to develop its expertise in outsourcing service delivery, enhancing its creativity and effectiveness in managing various inbound programs that a captive operation does not generally have. This can translate into higher response rates and returns on investment for the client.

Portfolio Purchasing Services

        While contingent fee servicing remains the most widely used method by credit grantors in recovering non-performing accounts, portfolio purchasing has increasingly become a popular alternative. Beginning in the 1980's, the Resolution Trust Company and the Federal Deposit Insurance Company, under government mandate to do so, began to sell portfolios of non-performing loans. Spurred on by the success of these organizations in selling charged-off debt, other creditors likewise began to sell portfolios of non-performing debt. The Company's management estimates the total principal value of purchased portfolios at over $20 billion per year. The largest percentage of purchased portfolios originated from the bank card receivable and retail markets and such portfolios are typically purchased at a deep discount from the aggregate principal value of the accounts, with an inverse correlation between purchase price and age of the delinquent accounts. Once purchased, traditional collection techniques are employed to obtain payment of non-performing accounts.

        The Company offers portfolio purchasing services to a wide range of financial institutions, educational institutions and retailers. The Company purchases large and diverse portfolios of non-performing consumer receivables both on an individually negotiated basis as well as through "forward flow" agreements. Under forward flow agreements, the Company agrees, subject to due diligence, to purchase charged-off receivables on a monthly basis. Credit grantors selling portfolios to the Company realize a number of benefits including increased predictability of cash flow, reduction in monitoring and administrative expenses, and reallocation of assets from non-core business functions to core business functions.

        The Company's purchased portfolios consist primarily of consumer loans and credit card receivables, student loan receivables and health club receivables including portfolios purchased under forward flow agreements. The Company's most recent portfolio acquisitions have been primarily purchases pursuant to OSI's health club and bank card forward flow agreements. The Company continues to pursue acquisitions of portfolios in various industries for both individually negotiated and forward flow purchases.

        In 1999, the Company established its own portfolio purchasing valuation unit to complement services previously provided by an independent portfolio valuation firm.

        In order to fund an increased level of portfolio purchasing, in October 1998 the Company established a financing conduit, in association with MBIA Insurance Corporation. The conduit is expected to provide OSI with significantly increased purchasing capacity necessary to expand its portfolio purchasing activities at a lower aggregate cost of capital. The transaction structure involves off-balance sheet treatment for a significant portion of prospective portfolio purchases and the related financing, while providing a consistent servicing revenue stream and eventual access to any portfolio residual. Although the Company places most of its portfolio purchases in the conduit, OSI will, when required, continue to place certain portfolio purchases on its balance sheet. The revenue from owned portfolios is derived from gross collections and offset by collection costs and portfolio amortizations. Conversely, the off-balance sheet accounting treatment for portfolios sold into the conduit creates service fee revenues which is a percentage of gross collections, offset by collection costs but with no portfolio amortization. From time to time the Company may receive income from the conduit representing excess collections above the cost to purchase the portfolio, fund the acquisition and pay service fees.

Sales and Marketing

        The Company has a sales force of approximately 100 sales representatives providing comprehensive geographic coverage of the United States on a local, regional and national basis, and, to a much lesser extent in, Puerto Rico, Canada and Mexico. The Company, except its Transworld Systems subsidiary, maintains a sales force and has a marketing strategy closely tailored to the credit-granting markets that it serves. The Company's primary sales and marketing objective is to expand its customer base in those customer industries in which it has a particular expertise and to target new customers in high growth end markets. OSI emphasizes its industry experience and reputation - two key factors considered by creditors when selecting an accounts receivable service provider. Increasingly, the Company will focus on cross-selling its full range of services to its existing customers and will use its product breadth as a key selling point in creating new business. The Company's overall sales and marketing strategies are coordinated at its principal executive offices in Chesterfield, Missouri.

        The marketing force is responsible both for identifying and cultivating potential customers, as well as retaining or increasing market share with existing clients. The marketing force is generally organized around specific industries and is also trained to market the overall benefits of its services, providing a cross-selling function for all its business units. Compensation plans for the marketing force are incentive based, with professionals receiving a base salary and incremental compensation based on performance. For the Company's Transworld Systems subsidiary, it has a sales force of over 800 independent contractors based in 150 offices.

Customers

        The Company's customer base includes a full range of local, regional and national credit grantors. The Company's largest customer accounted for no more than 5% of 1999 revenues.

Employees

        The Company employs approximately 7,000 people, of which 5,500 are account representatives, 100 are sales representatives and 1,400 work in corporate/supervisory and administrative functions. None of the Company's employees are unionized, and the Company believes its relations with employees are satisfactory.

        The  Company  is  committed  to   providing   continuous   training  and
performance improvement plans to increase the productivity of its account representatives. Account representatives receive extensive training in a classroom environment for several days on its procedures, information systems and regulations regarding contact with debtors. The training includes technical topics, such as use of on-line collection systems and computerized calling techniques, as well as instruction regarding the Company's approach to the collection process and listening, negotiation and problem-solving skills, all of which are essential to efficient and effective collections.

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

Competition

        The accounts receivable management industry is highly fragmented and competitive. Nationwide, there are approximately 6,000 debt collection service companies in the United States, with the 10 largest agencies currently accounting for only 20% of industry revenues. Within the collection and outsourcing services of the Company's business, large volume credit grantors typically employ more than one accounts receivable management company. Competition is based largely on recovery rates, industry experience and reputation, and service fees. Within this market, our largest competitors include Deluxe Corporation, Dun & Bradstreet, Equifax Corporation, G.C. Services and NCO Group.

        The bidding process associated with the acquisition of purchased portfolios has become more competitive as the number of participants in this business has increased. However, in late 1998, the Company's primary competitor for purchased portfolios, Commercial Financial Services, declared bankruptcy. The Company's largest remaining competitors in this market include MCM Capital Group Inc., Creditrust Corporation and West Capital Corporation.

Environmental, Health & Safety Matters

        Current operations of OSI and its subsidiaries do not involve activities materially affecting the environment. However, the Company's subsidiary, The Union Corporation, is party to several pending environmental proceedings involving the United States Environmental Protection Agency, or EPA, and comparable state environmental agencies in Indiana, Maryland, Massachusetts, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. All of these matters relate to discontinued operations of former divisions or subsidiaries of Union for which it has potential continuing responsibility. Upon completion of the acquisition of Union, OSI, in consultation with both legal counsel and environmental consultants, established reserves that it believes will be adequate for the ultimate settlement of these environmental proceedings.

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

        The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of Union. These cases generally involve matters for which Union or an inactive subsidiary is the sole or primary responsible party. In one case, the Metal Bank Cottman Avenue site, the EPA issued a record of decision on February 6, 1998. According to the record of decision, the cost to perform the remediation selected by the EPA for the site is estimated by the EPA to be approximately $17.3 million. The aggregate amount reserved by Union for this site was $18.2 million, which represented Union's best estimate of the ultimate potential legal and consulting costs for defending its legal and technical positions regarding remediation of this site and its portion of the potential remediation costs that will ultimately be incurred by it, based on current information. However, Union may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving Union or an inactive subsidiary are at a state where an assessment of ultimate liability, if any, cannot reasonably be made at this time.

        It is Union's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on Union's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, Union has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. OSI periodically reviews all known environmental claims, where information is available, to provide reasonable assurance that reserves are adequate.

Governmental Regulatory Matters

        Certain of the Company's operations are subject to the Fair Debt Collection Practices Act, or FDCPA, and comparable statutes in many states. Under the FDCPA, a third-party collection agency is restricted in the methods it uses to collect consumer debt. For example, a third-party collection agency (1) is limited in communicating with persons other than the consumer about the consumer's debt, (2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, most states and certain municipalities require collection agencies to be licensed with the appropriate authorities before collecting debts from debtors within those jurisdictions. It is the Company's policy to comply with the provisions of the FDCPA, comparable state statutes and applicable licensing requirements. The Company has established policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes. For example, all of the Company's account representatives receive extensive training on these policies and must pass a test on the FDCPA and the Company's agents work in an open environment which allows managers to monitor interaction with debtors.

        From time to time, certain of the Company's subsidiaries have been subject to consent decrees with various governmental agencies, none of which currently have a material effect on the Company's financial condition or operations.

ITEM 2.    PROPERTIES

          As of December 31, 1999, the Company and its subsidiaries operated 69 facilities in the U.S., all of which are leased, except for three administrative and collection offices operated by Transworld Systems, which are owned. The Company believes that such facilities are suitable and adequate for its business. The Company's facilities are strategically located across the U.S. to give effective broad geographic coverage for customers and access to a number of labor markets.

ITEM 3.    LEGAL PROCEEDINGS

        At December 31, 1999, the Company was involved in a number of legal proceedings and claims that were in the normal course of business and routine to the nature of the Company's business. In addition, one of the OSI subsidiaries, Union, is party to several pending environmental proceedings discussed elsewhere herein. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate settlement of such suits are adequate at December 31, 1999.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

        In November 1999, pursuant to written consent of shareholders of the Company's voting common stock, the shareholders approved the amendment of the Company's Certificate of Incorporation to (i) increase the total authorized shares of the Voting Common Stock of the Company, (ii) increase the total authorized shares of the Class B Non-Voting Common Stock of the Company and
(iii) provide for the authorization of 200,000 shares of other preferred stock. These consents were executed by holders of a majority of the outstanding capital stock of the Company.

        In December 1999, pursuant to written consent of the holders of the Company's outstanding 11% Senior Subordinated Notes due November 1, 2006, the noteholders waived: (i) the Company's obligations under Section 4.15 of the Indenture, including its obligations to make a Change of Control Offer in connection with the Recapitalization; and (ii) the failure by the Company to comply with certain technical requirements relating to the qualification and operation of its financing subsidiary, OSI Funding Corp., as an Unrestricted Subsidiary under the Indenture and any and all consequences arising therefrom under the Indenture.

        In December 1999, pursuant to written consent of shareholders of the Company's voting common stock, the shareholders approved bonuses, option acceleration and price amendments, and option grants to certain officers of the Company. These consents were executed by holders of 3,462,726.01 shares of the Company's voting common stock, 391,740.58 shares of the Company's Class A non-voting common stock, 400,000 shares of the Company's Class B non-voting common stock, and 1,040,000 shares of the Company's Class C non-voting common stock.

        In December 1999, pursuant to written consent of shareholders of the Company's voting common stock, the shareholders approved the amendment and restatement of the Company's Certificate of Incorporation to amend the authorized capitalization of OSI, principally to (i) provide that voting common stock will no longer have the ability to convert into non-voting common stock,
(ii)  provide that there will be only one class of  non-voting  common stock and
(iii) eliminate reference to any specific series of preferred stock and instead authorize preferred stock with rights, preferences and obligations that may be established by the Board of Directors. Stockholders holding a majority of the issued and outstanding shares of common stock of the Company and holders of a majority of the issued and outstanding shares of each of the (i) preferred stock, (ii) Class A non-voting common stock, (iii) Class B non-voting common stock and (iv) Class C non-voting common stock executed these consents.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

        No public market currently exists for the Company's Voting common stock and Nonvoting common stock.

        As of March 30, 2000, there were approximately 30 holders of record of the Voting common stock and Nonvoting common stock.

        The Company has not  declared  any cash  dividends  on any of its common stock since the Company's formation in September 1995. The Indenture (the "Indenture"), dated as of November 6, 1996, by and among the Company, the Guarantors (as defined therein) and Wilmington Trust Company, as Trustee, with respect to the 11% Series B Senior Subordinated Notes due 2006 contains restrictions on the Company's ability to declare or pay dividends on its capital stock. Additionally, the Credit Agreement dated as of November 30, 1999 among the Company, the Lenders listed therein, DLJ Capital Funding, Inc., as the Syndication Agent, Harris Trust and Savings Bank, as the Documentation Agent, and Fleet National Bank, as the Administrative Agent (the "Credit Agreement") contains certain restrictions on the Company's ability to declare or pay dividends on its capital stock. The Indenture, the Credit Agreement and the
Certificate of Designation of the powers and preferences and relative participating, optional and other special rights of Class A 14% Senior Mandatorily Redeembale Preferred Stock, Series A, and Class B 14% Senior
Mandatorily Redeemable Preferred Stock, Series A, and qualifications and limitations and restrictions thereof prohibit the declaration or payment of any Common Stock dividends or the making of any distribution by the Company or any subsidiary (other than dividends or distributions payable in stock of the Company) other than dividends or distributions payable to the Company.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical financial data set forth below have been derived from, and are qualified by reference to the audited Consolidated Financial Statements of OSI as of December 31, 1998 and 1999 and for the three years ended December 31, 1999. The audited financial statements of OSI referred to above are included elsewhere herein. The selected historical financial data set forth below as of September 20, 1995 and for the period January 1, 1995 to September 20, 1995 have been derived from the audited financial statements of Account Portfolios ("API") (as predecessor) not included herein. The selected historical financial data set forth below as of December 31, 1995, 1996, and 1997 for the period September 21, 1995 to December 31, 1995 and for the year ended December 31, 1996 have been derived from the audited financial statements of OSI not included herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto of OSI included elsewhere herein.

                                              API                                   OSI
                                       (as predecessor)                        (as successor)
                                       ---------------  ----------------------------------------------------------------
                                                           From
                                              From       September 21
                                          January 1 to        To
                                          September 20   December 31,               Year Ended December 31,
                                          ------------   ------------   ------------------------------------------------
                                              1995          1995        1996         1997           1998         1999
                                              ----          ----        ----         ----           ----         ----
                                                                        ($ in thousands)
Income Statement Data:
Operating revenue ......................   $  21,293    $   8,311    $ 106,331    $ 271,683       $ 479,400    $ 504,425
Salaries and benefits ..................       4,471        2,079       46,997      133,364         230,114      244,157
Other operating expenses (a) ...........       7,343        8,953       80,357      156,738         221,598      224,616
Change in control bonuses, stock option
      redemption and other bonuses .....           -            -            -            -               -       10,487
Nonrecurring conversion, realignment
       and relocation expenses .........           -            -            -            -               -        5,063
Transaction related costs ..............           -            -            -            -               -        6,827
                                           ---------    ---------    ---------    ---------       ---------    ---------
Operating income (loss) ................       9,479       (2,721)     (21,023)     (18,419)         27,688       13,275
Interest expense, net ..................         495        1,361       12,131       28,791          50,627       52,265
Income (loss) before taxes .............       8,984       (4,082)     (33,154)     (47,210)        (22,939)     (38,990)
Provision for income taxes (benefit) ...           -       (1,605)     (11,757)      11,127             830          759
Minority interest ......................           -            -            -            -             572            -
                                           ---------    ---------    ---------    ---------       ---------    ---------
Income (loss) before extraordinary item    $   8,984    $  (2,477)   $ (21,397)   $ (58,337)      $ (24,341)   $ (39,749)
Extraordinary loss .....................           -            -            -            -               -        4,208
                                           ---------    ---------    ---------    ---------       ---------    ---------
Net income (loss) ......................   $   8,984    $  (2,477)   $ (21,397)   $ (58,337)      $ (24,341)   $ (43,957)
                                           =========    =========    =========    =========       =========    =========

Balance Sheet Data (at end of period):
Total assets ...........................      11,272       85,652      355,207      381,690         618,491      624,712
Total debt .............................           -       36,462      247,616      324,966         528,148      518,307
Mandatorily redeemable preferred stock .           -            -            -            -               -       85,716
Partners' capital/Stockholders equity
    (deficit) ..........................      10,559       42,448       51,598       (5,478)        (30,032)     (93,948)
Other Financial Data:
Amortization of purchased portfolios ...   $   2,308    $   5,390    $  27,317      $52,042(c)      $50,703(d)    38,722
Other depreciation and amortization ....         167          331       18,281       33,574          30,007       31,095
Cash capital expenditures ..............         574           97        2,606        9,489          13,480       18,437
On-balance sheet portfolio purchases ...       5,502          903       10,373(e)    46,494          43,186       23,176
Cash flows from:
    Operating activities and
          portfolio purchasing .........         385        1,999       (2,978)     (13,669)         12,066       (3,652)
    Investing activities ...............       6,761      (30,104)    (186,790)     (73,005)       (184,619)     (21,549)
    Financing activities ...............     (20,587)      29,574      202,796       75,394         178,150       22,446
EBITDA (b) .............................      11,954        3,000       24,575       67,197         108,398       83,092
Adjusted EBITDA (b) ....................      11,954        3,000       25,775       67,197         108,398      105,469


------------------------------


(a) Other operating expenses include telephone, postage, supplies, occupancy costs, data processing costs, depreciation, amortization and miscellaneous operating expenses.

(b) EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA reflects EBITDA as defined above adjusted for the non-recurring write-off of acquired technology in process in connection with the Payco acquisition and relocation expenses incurred by Continental of $1,000 and $200, respectively, in the year ended December 31, 1996 and the change in control bonuses, stock option redemption and other bonuses; non-recurring conversion, realignment and relocation expenses; and transaction related expenses of $10,487, $5,063 and $6,827, respectively, in the year ended December 31, 1999. EBITDA and Adjusted EBITDA are presented here, as management believes they provide useful information regarding the Company's ability to service and/or incur debt. EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for net income, cash flows from continuing operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as measures of a company's profitability or liquidity.

(c) In the fourth quarter of 1997, the Company completed an in-depth analysis of the carrying value of the purchased portfolios acquired and valued in conjunction with the Company's September 1995 acquisition of API. As a result of this analysis, the Company recorded $10,000 of additional amortization related to these purchased portfolios to reduce their carrying value to their estimated net realizable value. This amount includes the $10,000 of additional amortization.

(d) In the fourth quarter of 1998, the Company wrote down its investment in a limited liability corporation (the "LLC") by $3,000 resulting from an analysis of the carrying value of the purchased portfolios owned by the LLC. This amount includes the $3,000.

(e) In May 1996, a subsidiary of the Company acquired participation interests in certain loan portfolios, representing the undivided ownership interests in such portfolios which were originally sold pursuant to existing Participation Agreements ("MLQ Interests") for aggregate consideration of $14,772. This amount excludes the $14,772.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

        Revenues for the year ended December 31, 1999 were $504.4 million compared to $479.4 million for the year ended December 31, 1998 - an increase of 5.2%. The revenue increase of $25.0 million was due primarily to increased collection and outsourcing revenues of $19.7 million and $7.3 million from the full year effect of the acquisition of Union in 1998. Revenues from collection services were $362.9 million for the year ended December 31, 1999 compared to $350.1 million for 1998. The increase in collection services revenue was due to a 2.1% increase in existing business and $5.7 million from the Union acquisition. The outsourcing services revenue of $61.1 million compared favorably to $46.9 million for 1998 due to increased revenue from new and existing business of 26.7% and $1.6 million from the Union acquisition. Revenues from purchased portfolio services decreased 2.4% to $80.4 million for the year ended December 31, 1999 from $82.4 million in 1998. The decreased revenue was attributable to lower revenues from on-balance sheet portfolios and lower strategic sales of portfolios offset by higher servicing fee revenues for the off-balance sheet collections of portfolios which increased due to the formation of the Company's special purpose finance company ("FINCO"). Prior to forming FINCO, the Company would record as revenue the total collections on purchased portfolios. Currently, for all purchased portfolios which are sold to and financed by FINCO, the Company records as revenue a servicing fee on the total collections of FINCO purchased portfolios. During the year ended December 31, 1999, the Company recorded revenue from FINCO servicing fees of $13.5 million on total collections of $39.3 million compared to servicing fees of $0.8 million on total collections of $1.9 million in 1998. When compared to the year ended December 31, 1998, the total collections of both on and off-balance sheet purchased portfolios increased from $65.1 million to $89.0 million in 1999 - an increase of 36.7% or $23.9 million. The increased collections resulted primarily from an increase in the total levels of purchased portfolios primarily as a result of the increased buying capacity made available through FINCO.

        Operating expenses, inclusive of salaries and benefits, service fees and operating and administrative expenses, were $398.9 for the year ended December 31, 1999 and $371.0 million for the comparable period in 1998 - an increase of 7.5%. The increase in these operating expenses resulted primarily from the Union acquisition, higher collection-related expenses associated with the increased revenues of collection and outsourcing services, increased collection expenses associated with the increase in collections of purchased portfolios, higher infrastructure costs and increased advertising and promotional expenses and consulting expenses. For the year ended December 31, 1999, amortization and depreciation charges of $69.8 million compared to $80.7 million for 1998 - a decrease of 13.5%. The lower amortization and depreciation charges resulted primarily from lower on-balance sheet portfolio amortization offset partially by additional depreciation and amortization of goodwill related to the Union acquisition and depreciation of current year capital expenditures.

        During the fourth quarter of 1998 and the first quarter of 1999, the Company evaluated its business strategy for its operations. After the Company's formation and seven acquisitions, the Company adopted a strategy to align the Company along business services and establish call centers of excellence by industry specialization. As a result, nonrecurring conversion, realignment and relocation expenses include costs resulting from the temporary duplication of operations, closure of certain call centers along with relocation of certain employees, hiring and training of new employees, costs resulting from the conversion of multiple collection operating systems to a one industry operating system, and other one-time and redundant costs, which will be eliminated as the realignment and integration plans are completed. These costs of $5.1 million were recognized as incurred during 1999.

        In connection with the Recapitalization, the Company incurred $10.5 million of additional compensation expense. This compensation expense consisted primarily of expense relating to payment of cash for vested stock options and the payment of change in control bonuses to certain officers in accordance with terms of their employment agreements.

        In addition, the Company incurred $6.8 million of transaction related costs associated with the Recapitalization. These costs consisted primarily of professional and advisory fees, and other expenses.

        As a result of the above, the Company generated operating income of $13.3 million for the year ended December 31, 1999. Adding back the nonrecurring charges of $5.1 million, additional compensation expense of $10.5 million and transaction related costs of $6.8 million, operating income was $35.7 million for 1999 compared to $27.7 million for 1998.

        Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 1999 was $83.1 million. Adding back the nonrecurring and transaction related expenses, EBITDA was $105.5 million for 1999 compared to $108.4 million for the year ended December 31, 1998. The decrease was primarily attributable to the higher marketing costs associated with branding initiatives, higher infrastructure and industry focused expenses and the decreased portfolio service revenues resulting from the manner in which revenues from off-balance sheet collections are recognized.

        Net interest expense of $52.3 million for the year ended December 31, 1999 compared unfavorably to 1998 expense of $50.6 million due primarily to the additional indebtedness incurred to finance the Union acquisition.

        The provision for income taxes of $0.8 million was provided for state and foreign income tax obligations, which the Company cannot offset currently by net operating losses.

        Minority interest in 1998 resulted from the Union acquisition. On January 23, 1998, the Company acquired approximately 77% of the outstanding common stock of Union through a tender offer. The acquisition of all remaining outstanding common stock of Union was completed on March 31, 1998. The Company recognized minority interest in earning of Union during the period from January 23, 1998 to March 31, 1998.

        Due to the factors stated above, the loss before extraordinary item for the year ended December 31, 1999 of $39.7 million compared unfavorably to $24.3 million in 1998.

        The extraordinary item of $4.2 million, which was the write-off of previously capitalized financing costs, resulted from the extinguishment of the existing credit facility in conjunction with the establishment of a new credit facility in the fourth quarter of 1999.

        Primarily as a result of the nonrecurring and transaction related expenses and the extraordinary item, net loss of $44.0 million for the year ended December 31, 1999 compared unfavorably to the net loss of $24.3 million for 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

          Revenues for the year ended December 31, 1998 were $479.4 million compared to $271.7 million for the year ended December 31, 1997 - an increase of 76.5%. The revenue increase of $207.7 million was due primarily to increased collection, outsourcing and portfolio services revenues of $14.4 million - an increase of 5.3% over 1997, and $193.3 million from the acquisitions of Union, NSA and ABC. Revenues from collection services were $350.1 million for the year ended December 31, 1998 compared to $180.9 million for 1997. The increase in collection services revenues was due to a 1.0% increase in existing business and $167.9 million from the three acquisitions. In the highly competitive collection services business, during 1998 the Company experienced pressure on their contingent fee rates coupled with lower bankcard placements due to credit grantors selling them, resulting in less than anticipated growth in existing business. Revenue from purchased portfolio services increased to $82.4 million for the year ended December 31, 1998 compared to $67.8 million in 1997 - up 21.5%. The increased revenue was attributable to both higher collection revenue and strategic sales of portfolios. The 1998 outsourcing revenue of $46.9 million compared favorably to 1997 revenue of $23.0 million due primarily to the Union acquisition.

        Operating Expenses for the year ended December 31, 1998 were $451.7 million compared to $290.1 million for the year ended December 31, 1997 - an increase of 55.7%. Operating expenses, exclusive of amortization and depreciation charges, were $371.0 million for the year ended December 31, 1998 compared to $204.5 million in 1997. The increase in operating expenses, exclusive of amortization and depreciation charges, resulted from the expenses related to the increased revenue and the three acquisitions. Exclusive of the three acquisitions' operating expenses, operating expenses were up 4.4% over 1997. Of the $451.7 million in operating expenses for the year ended December 31, 1998, $80.7 million was attributable to amortization and depreciation charges compared to $85.6 million in 1997. Of the $80.7 million for the year ended December 31, 1998, $50.7 million (including $3.0 million of additional amortization to reduce its investment in a limited liability corporation - See
Note 11 to the Consolidated Financial Statements) was attributable to amortization of the purchase price of purchased portfolios (compared to $52.0 million in 1997 including $10.0 million of additional amortization to reduce a portion of purchased portfolios to their estimated fair value). Amortization of goodwill and other intangibles of $15.7 million was less than $24.8 million in 1997 due to no account placement amortization in 1998 ($16.7 million in 1997) since account placement inventory was fully amortized as of December 31, 1997, offset partially by additional amortization of goodwill related to the three acquisitions. The increase in depreciation of $5.5 million from $8.8 million in 1997 to $14.3 million in 1998 was attributable primarily to the additional depreciation related to the three acquisitions.

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

        The provision for income taxes of $0.8 million was primarily provided for state income taxes, as the Company will have an obligation in some states for the year ended December 31, 1998. In the fourth quarter of 1997, the Company recorded a net valuation allowance to reflect management's assessment, based on the weight of the available evidence of current and projected future book taxable income, that there is significant uncertainty that any of the benefits from the net deferred tax assets will be realized. Recording the net valuation allowance against the net deferred tax assets resulted in the 1997 provision for income taxes of $11.1 million.

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

Liquidity and Capital Resources

        At December 31, 1999, the Company had cash and cash equivalents of $6.1 million. The Company's credit agreement provides for a $75.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of December 31, 1999, the Company had outstanding $13.0 million under the revolving credit facility leaving $60.0 million, after outstanding letters of credit, available under the revolving credit facility.

        Cash and cash equivalents decreased from $8.8 million at December 31, 1998 to $6.1 million at December 31, 1999 principally due to the use of cash of $21.5 million for investing activities primarily for capital expenditures and $3.7 million for operating activities and portfolio purchasing offset by net cash from financing activities of $22.5 million, which was due to the Recapitalization of the Company on December 10, 1999. In connection with the Recapitalization, the Company entered into a new credit facility. The proceeds of the new credit facility were used to refinance the indebtedness outstanding under the then existing credit facility on the date of the Recapitalization. Further discussion of the Recapitalization is included in the Company's financial statements included herein. The Company also held $22.5 million of cash for clients in restricted trust accounts at December 31, 1999.

        Purchased Loans and Accounts Receivable Portfolios decreased from $55.5 million at December 31, 1998 to $39.9 million at December 31, 1999 due primarily to amortization of purchased portfolios of $38.7 million offset partially by new on-balance sheet portfolio purchases of $23.2 million.

        The purchased loans and accounts receivable portfolios consist primarily of consumer loans and credit card receivables, commercial loans, student loan receivables and health club receivables. Consumer loans purchased primarily consist of unsecured term debt. A summary of purchased loans and accounts receivable portfolios at December 31, 1999 and December 31, 1998 by type of receivable is shown below:

                                          December 31, 1999                  December 31, 1998
                                   ------------------------------     --------------------------------
                                   Original Gross    Recorded Net     Original Gross      Recorded Net
                                   Principal Value    Book Value      Principal Value      Book Value
                                   ---------------   ------------     ---------------     ------------
                                    (in millions)    (in thousands)    (in millions)     (in thousands)

Consumer loans.....................   $2,958           $16,141             $2,114            $11,615
Student loans......................      343             1,258                328              2,782
Credit cards.......................      958            11,837                897             26,489
Health clubs.......................    1,565             9,060              1,460             12,229
Commercial.........................      129             1,651                129              2,378
                                    --------          --------           --------           --------
                                      $5,953           $39,947             $4,928            $55,493
                                    ========          ========           ========           ========

        Net deferred taxes was zero at December 31, 1998. At December 31, 1999, net deferred taxes was zero due to a net valuation allowance of $78.8 million. The net deferred tax balances at December 31, 1999 and December 31, 1998 relate principally to net operating loss carryforwards and future temporary deductible differences. The realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards in years through 2019. At December 31, 1999, the Company has a cumulative net valuation allowance of $78.8 million to reflect management's assessment, based on the weight of the available evidence of current and projected future book taxable income, that there is significant uncertainty that any of the benefits from the net deferred tax assets will be realized. For all federal tax years since the Company's formation in September 1995, the Company has incurred net operating losses. Since the Company has a history of generating net operating losses and is expected to continue to incur significant interest expense, management does not expect the Company to generate taxable income in the foreseeable future sufficient to realize tax benefits from the net operating loss carryforwards or the future reversal of the net deductible temporary differences. The amount of the deferred tax assets considered realizable, however, could be increased in future years if estimates of future taxable income during the carryforward period change.

        The Company's current debt structure at December 31, 1999 consists of $413.0 million indebtedness under the bank credit facility, $100.0 million 11% Senior Subordinated Notes (the "Notes") and other indebtedness of $5.3 million. See Note 6 of the Consolidated Financial Statements of OSI included elsewhere herein for a description of the 1999 credit facility.

        The Notes and the bank credit facility contain financial and operating covenants and restrictions on the ability of the Company to incur indebtedness, make investments and take certain other corporate actions. The debt service requirements associated with the borrowings under the facility and the Notes significantly impact the Company's liquidity requirements. Additionally, future portfolio purchases may require significant financing or investment. The Company anticipates that its operating cash flow together with availability under the bank credit facility will be sufficient to fund its anticipated future operating expenses and to meet its debt service requirements as they become due. However, actual capital requirements may change, particularly as a result of acquisitions the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors including factors beyond the Company's control.

        In October of 1998, a special-purpose finance company, OSI Funding Corp., formed by the Company, entered into a revolving warehouse financing arrangement for up to $100.0 million of funding capacity for the purchase of loans and accounts receivable over its five year term. In connection with the Recapitalization, OSI Funding Corp. converted to a limited liability company and is now OSI Funding LLC, with OSI owning approximately 78% of the financial interest but having only approximately 29% of the voting rights. This arrangement will provide the Company expanded portfolio purchasing capability in a very opportunistic buying market.

        Capital expenditures for the year ended December 31, 1999 were $18.4 million. The Company expects to spend approximately $18.0 million on capital expenditures (exclusive of any expenditures in connection with acquisitions) in 2000. Historical expenditures have been, and future expenditures are anticipated to be primarily for replacement and/or upgrading of telecommunications and data processing equipment, leasehold improvements and continued expansion of the
Company's information services systems. Subject to compliance with the provisions of its debt agreements, the Company expects to finance future capital expenditures with cash flow from operations, borrowings and capital leases. The Company will reduce its future capital expenditures to the extent it is unable to fund its capital plan. The Company believes that its facilities will provide sufficient capacity for increased revenues and will not require material additional capital expenditures in the next several years.

Inflation

        The Company believes that inflation has not had a material impact on its results of operations for the years ended December 31, 1999, 1998 and 1997.

Year 2000

        The Company's business applications and infrastructure functioned flawlessly upon the beginning of the New Year and experienced no significant Year 2000 related glitches during the year's first full week of business operations and have continued to perform since then.

        Because many of the Company's client relationships are supported through computer system interfaces, OSI worked proactively with clients to assure Year 2000 compliance between respective computer systems. It also secured assurances from suppliers and vendors that their products would be Year 2000 ready.

        Within OSI, the Company tested and confirmed that the full range of its computer based production systems and infrastructure were Year 2000 compliant. In addition to services typical of most companies, like phone systems, building services, email and office equipment, OSI's compliance program focused especially on customer interfaces and reporting, collection and financial systems and predictive dialers.

        Spending for Year 2000 modifications and updates were expensed as incurred and did not have a material impact on the results of operations or cash flows. The cost of the company's Year 2000 project was funded from cash flows generated from operations. The Company estimates that its total Year 2000 expenses were approximately $1.7 million.

Forward-Looking Statements

        The following statements in this document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the successful implementation of the Company's Year 2000 initiatives, (2) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (3) statements regarding anticipated changes in the Company's opportunities in its industry, (4) statements regarding the Company's ability to fund its future operating expenses and meet its debt service requirements as they become due, (5) statements regarding the Company's expected capital expenditures and facilities, (6) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "intends," "should," "may," or similar expressions; and (7) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

        Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) legal proceedings, (8) environmental investigations and clean up efforts, (9) expected synergies, economies of scale and cost savings from recent acquisitions by the Company not being fully realized or realized within the expected time frames, (10) costs of operational difficulties related to integrating the operations of recently acquired companies with the Company's operations being greater than expected,
(11) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services, (12) the effectiveness of the Company's Year 2000 efforts, and (13) factors discussed from time to time in the Company's public filings.

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

        The Company uses interest rate cap, collar and swap agreements to manage the interest rate characteristics of its outstanding debt to a more desirable fixed or variable rate basis or to limit the Company's exposure to rising interest rates. In connection with the Recapitalization resulting in the Company refinancing its then outstanding indebtedness, all interest agreements were terminated. Therefore, at December 31, 1999, the Company had no outstanding interest rate agreements. Pursuant to the Credit Agreement, the Company is obligated to secure interest rate protection in the nominal amount of $150 million by July 2000.

        The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal and cash flows and related weighted-average interest rates by expected maturity dates.

                            Interest Rate Sensitivity

                Principal (Notional) Amount by Expected Maturity

                              Average Interest Rate

                              (Dollars in millions)

                                                                                            Fair
                          2000     2001     2002     2003   2004    Thereafter     Total    Value
                          ----     ----     ----     ----   ----    ----------     -----    -----
Liabilities
Long-term debt, including current portion
 Fixed rate                  -        -        -        -      -      $100.0      $100.0    $97.0
 Average interest rate    11.0%    11.0%    11.0%   11.0%   11.0%       11.0%


 Variable rate            $2.5    $10.0    $17.5    $32.5  $40.0      $310.5      $413.0   $413.0
 Average interest rate    (1)      (1)      (1)      (1)    (1)        (1)


(1) - One month LIBOR (5.8% at December 31, 1999) plus weighted-average margin of 3.7%.


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

          Name                  Age                   Position or Office
-------------------------       ---        -----------------------------
Timothy G. Beffa                49         Director, President and
                                                 Chief Executive Officer
William B. Hewitt               61         Director
Timothy M. Hurd                 30         Director and Vice President
Scott P. Marks, Jr.             54         Director
Richard L. Thomas               69         Director
Paul R. Wood                    46         Director and Vice President
Michael A. DiMarco              42         Executive Vice President -
                                                 President Fee Services
Bryan K. Faliero                34         President Portfolio Services
Michael B. Staed                53         Senior Vice President and
                                                 President Outsourcing Services
Gary L. Weller                  39         Executive Vice President and
                                                 Chief Financial Officer


Timothy G. Beffa (49), President, Chief Executive Officer and Director of Outsourcing Solutions Inc. since August 1996. From August 1995 until August 1996, Mr. Beffa served as President and Chief Operating Officer of DIMAC Corporation ("DIMAC") and DIMAC DIRECT Inc. ("DDI") and a director of DDI. From 1989 until August 1995, Mr. Beffa served as a Vice President of DIMAC and as Senior Vice President and Chief Financial Officer of DDI. Prior to joining DIMAC, Mr. Beffa was Vice President of Administration and Controller for the International Division of Pet Incorporated, a food and consumer products company, where he previously had been manager of Financial Analysis.

William B. Hewitt (61), Director of the Company since February 1998. Mr. Hewitt currently serves as a consultant to the Company since January 1998. From July 1997 to January 1998, Mr. Hewitt served as President and Chief Executive Officer of Union and prior to that he served as President and Chief Operating Officer of Union since May 1995. Mr. Hewitt also served as Chairman and Chief Executive Officer of Capital Credit Corporation since September 1991, Chairman and Chief Executive Officer of Interactive Performance, Inc. since November 1995 and Chairman and Chief Executive Officer of High Performance Services, Inc. since May 1996. Capital Credit Corporation, Interactive Performance, Inc. and High Performance Services, Inc. were subsidiaries of Union.

Timothy M. Hurd (30), Director and Vice President of the Company since December 1999. Mr. Hurd is a director of Madison Dearborn Partners. Prior to joining Madison Dearborn Partners, Mr. Hurd was with Goldman Sachs & Co. He currently serves as a director of Woods Equipment Company, Inc. and PeopleFirst.com.

Scott P. Marks, Jr. (54), Director of the Company since January 2000. Mr. Marks is a private investor in Chicago, IL. Mr. Marks resigned from his post as Vice Chairman and a member of the Board of Directors of First Chicago NBD Corporation in December, 1997, a post he had held since December, 1995. Previously he was Executive Vice President of First Chicago Corporation and managed their credit card business for approximately 10 years. Mr. Marks serves as a director of ADA Business Enterprises, the for-profit subsidiary of the American Dental Association, Pascomar Inc. and Clark Polk Land LLC.

Richard L. Thomas (69), Director of the Company since January 2000. Mr. Thomas has been retired since May 1996. Prior to retiring, Mr. Thomas served as Chairman of First Chicago NBD Corporation from December 1995 to May 1996. Prior to that he served as Chairman of First Chicago Corporation from December 1991 to December 1995. He currently serves as a director of IMC Global Inc., The PMI Group Inc., The Sabre Group, Sara Lee Corporation and Unicom Corporation.

Paul R. Wood (46), Director and Vice President of the Company since December 1999. Mr. Wood is a managing director of Madison Dearborn Partners. Prior to co-founding Madison Dearborn Partners, Mr. Wood was with First Chicago Venture Capital for nine years in various leadership positions. He currently serves as a director of Hines Horticulture, Inc., Woods Equipment Company, Inc. and Eldorado Bankshares, Inc.

Michael A. DiMarco (42), Executive Vice President and President Collection Services of the Company since September 1998. From 1991 until September 1998, Mr. DiMarco was with Paging Network, Inc., a wireless communications provider, serving in various leadership positions including Senior Vice President of Operations and Executive Vice President of Sales. Prior to that, he served in various senior leadership positions with the City of New York, Hertz Rent-A-Car, Inc., ARA Services, Inc. and National Car Rental, Inc.

Bryan K. Faliero (34), President Portfolio Services of the Company since October 1997. From June 1997 to September 1997, Mr. Faliero served as Vice President, Business Analysis for the Company. Prior to joining the Company, he was an associate with Booz Allen & Hamilton, a strategic consultancy based in Chicago, concentrating on operations strategy and network rationalization.

Michael B. Staed (53), Senior Vice President and President Outsourcing Services of the Company since July 1999. From May 1998 to June 1999, Mr. Staed served as Senior Vice President Marketing, Outsourcing for the Company. Prior to joining the Company, he served as a partner in the consulting division of Ernst & Young LLP for four years focusing on the global telecommunications practice.

Gary L. Weller (39), Executive Vice President and Chief Financial Officer of the Company since July 1999. From January 1998 to June 1999, Mr. Weller served as Senior Vice President and Chief Financial Officer of Harbour Group Ltd., an investment firm based in St. Louis. From June 1993 to December 1997, he served as Executive Vice President and Chief Financial Officer of Greenfield Industries, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation paid or accrued for by the Company on behalf of the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company for the years ended December 31, 1999, 1998 and 1997.

                                                           Summary Compensation Table
                                    --------------------------------------------------------------------
                                                                           Long Term
                                                                          Compensation
Name and                                                 Other Annual        Awards         All Other
                                    Salary     Bonus     Compensation     -----------      Compensation
Principal Position       Year        ($)        ($)          ($)           Options (#)         ($)(1)
------------------       -----     -------    ------  ------------------ ---------------  --------------
Timothy G. Beffa        1999       370,836    365,000                                           2,617
President and CEO       1998       350,000    405,300
                        1997       320,110    457,500                        41,555

Michael A. DiMarco      1999       325,000    100,000       42,373(2)        50,000         1,373,017
Executive Vice          1998(3)    108,337    220,000       14,491(2)
  President - President
  Fee Services

Bryan K. Faliero        1999       195,206     90,000                                         480,337
President Portfolio     1998       159,373     83,800                                           4,272
   Services             1997(4)     73,945     35,000                        25,000             2,412

Mike B. Staed           1999       228,337     70,000                        16,000           947,505
Senior Vice President   1998(5)    135,289     89,600                         9,000
  And President
  Outsourcing Services

Gary L. Weller          1999(6)    134,512    310,000                        50,000            10,459
Executive Vice
  President and CFO
------------------------------

(1) In connection with the Recapitalization, Mr. DiMarco, Mr. Faliero and Mr. Staed received change in control payments of $1,356,875, $475,627 and $937,500, respectively. Remaining amounts, if any, represent split dollar life insurance and long-term disability premiums paid by the Company along with the Company's portion of the 401(k) contribution. Upon termination of split dollar life insurance policy, any residual cash surrender value (cash surrender value less premiums paid) is paid to the executive officer.
(2) Payment of taxes by the Company for includable W-2 relocation expenses.
(3) 1998 compensation based on an annual salary of $325,000. Mr. DiMarco was hired in September 1998.
(4) 1997 compensation based on an annual salary of $138,500. Mr. Faliero was hired in June 1997.
(5) 1998 compensation based on an annual salary of $210,000. Mr. Staed was hired in May 1998.
(6) 1999 compensation based on an annual salary of $275,000. Mr. Weller was hired in July 1999.


        The following table sets forth grants of stock options made during the year ended December 31, 1999.

                              OPTION GRANTS IN 1999

                                    Percent of
                    Number of         Total                                         Potential Realizable Value
                    Securities       Options                                        at Assumed Annual Rates of
                    Underlying      Granted to      Exercise                        Stock Price Appreciation
                    Options          Employees       or Base                            for Option Term
      Name          Granted         In Fiscal        Price         Expiration      ---------------------------
                       (#)             Year         ($/share)         Date              5%             10%
-----------------   -----------    ------------    ------------   -------------    -----------    ------------
Michael A. DiMarco      50,000         23%           $40.00       June 3, 2009       $1,258,000     $3,187,500


Mike B. Staed           16,000          7%           $40.00       June 3, 2009         $403,000     $1,020,000



Gary L. Weller          50,000         23%           $40.00       July 16, 2009      $1,258,000     $3,187,500


        The following table sets forth options exercised during the year ended December 31, 1999 and options held by the current executives at December 31, 1999.

                   AGGREGATED OPTION EXERCISES IN 1999 AND OPTION VALUES ON

                                DECEMBER 31, 1999



                    Shares                            Number of Securities              Value of Unexercised
                    Acquired                         Underlying Unexercised            In-the-Money Options at
                    on               Value        Options at December 31, 1999          December 31, 1999(1)
                    Exercise       Realized      ------------------------------    -----------------------------
      Name             (#)            ($)        Exercisable     Unexercisable     Exercisable    Unexercisable
-----------------   ----------    ------------   ------------    --------------    -----------    --------------

Timothy G. Beffa    102,801.87      2,567,468       70,175              0           $1,752,270              0

Michael A. DiMarco          -               -       50,000              0                    0              0

Bryan K. Faliero        6,250          77,968       18,750              0             $233,813              0

Michael B. Staed            -               -       25,000              0                    0              0

Gary L. Weller              -               -       50,000              0                    0              0


(1) Based on the price per share of $37.47 determined for the Recapitalization which was completed on December 10, 1999.

        The following table sets forth option repricings during the year ended December 31, 1999. Because no public market currently exists for the Company's common stock, the Compensation Committee of the Board of Directors must estimate the fair market value of the stock to set the exercise price when granting stock options. In June 1999, the Compensation Committee determined that it had overestimated the fair market value of the Company's common stock, and had set the exercise price for several stock option grants significantly above fair market value. Therefore, it amended the stock option award agreements for certain stock option grants, including a grant to one named executive officer, so that the exercise price more closely approximated the fair market value of the Company's common stock.

                           TEN-YEAR OPTION REPRICINGS


                                      Number of         Market          Exercise
                                      Securities       Price of         Price at
                                     Underlying        Stock at          Time of                  Length of Original
                                       Options         Time of          Repricing      New          Option Term
                                     Repriced or       Repricing           or        Exercise   Remaining at Date of
                                       Amended        or Amendment      Amendment     Price    Repricing or Amendment
     Name               Date             (#)             ($)(1)            ($)         ($)           (Years)
------------------    ----------    -------------    -------------    ------------   --------  ----------------------

Michael B. Staed      June 3, 1999        9,000            37.47            65.00        40.00            9


(1) Because there is no public market for the Company's common stock, market value at the time the options were repriced in June 1999 is not readily determinable. Price shown is the per share price determined at the time of the Recapitalization on December 10, 1999.

Employment Agreements

        OSI has entered into employment agreements with certain officers, including each of the named executive officers. The employment agreements provide for initial base salaries for Messrs. Beffa, DiMarco, Faliero, Staed and Weller of $375,000, $325,000, $210,000, $250,000 and $275,000, respectively. In addition, the agreements provide that Mr. Beffa is eligible for an annual bonus of up to 150% of his annual base salary and Messrs. DiMarco, Faliero, Staed and Weller are eligible for target annual bonuses of 67%, 50%, 50% and 67%, respectively.

        On December 31 of each year, the term of each employment agreement is automatically extended for an additional year unless the Company or the officer gives 30 days advance termination notice. If (i) the Company terminates the officer's employment without "cause" (as defined in the employment agreement),
(ii) the Company does not agree to extend the employment agreement upon the expiration thereof, (iii) the officer terminates his employment because the Company reduces his responsibilities or compensation in a manner which is tantamount to termination of the officer's employment, or (iv) within two years following a sale of the company (as defined in the employment agreement), the officer resigns for "good reason" (as defined in the employment agreement), the officer would be entitled to receive an amount equal to his total cash compensation (base salary plus bonus, excluding, however, any change of control bonus described below) for the preceding year and continue to receive medical and dental health benefits for one year. If the officer's employment is terminated by the Company "for cause", the officer is not be entitled to severance compensation.

        The employment agreements for Messrs. DiMarco, Faliero and Staed provide that upon consummation of a sale of the Company (as defined in the employment agreement), if the officer is employed by the Company immediately prior thereto, he will be entitled to receive a payment from the Company in the amount of 250% of his (i) then current base salary plus (ii) target annual bonus, reduced by any gain for all of the options to purchase capital stock of the Company or other equity compensation awards previously granted to the officer. Pursuant to this provision, Messrs. DiMarco, Faliero and Staed received change in control bonuses in 1999 upon consummation of the Recapitalization. The change in control bonuses paid in 1999 and any future bonuses paid pursuant to this provision of the employment agreements will be paid only if such bonus is previously approved by a vote of more than seventy-five percent (75%) of the voting power of the Company's outstanding stock immediately before any sale of the Company.

Director Compensation

        Non-employee directors of OSI who are not affiliated with a stockholder of the Company receive $2,000 per regularly scheduled meeting of the Board of Directors, $1,000 per special meeting of the Board of Directors and $500 per committee meeting. All directors receive reimbursement for travel and out-of-pocket expenses incurred in connection with attendance at all such meetings. Except as described below, no director of OSI receives any other compensation from OSI for performance of services as a director of OSI (other than reimbursement for travel and out-of-pocket expenses incurred in connection with attendance at Board of Director meetings). Effective February 16, 1996, Mr. Stiefler, who served as the Company's Chairman of the Board prior to December 10, 1999 received options to purchase 23,044 shares of common stock of the Company, which options vest eight years from date of grant or earlier upon the satisfaction of certain performance targets and/or the occurrence of certain liquidity events. Mr. Stiefler also received an annual salary of $150,000.
Effective December 10, 1999, in connection with the Recapitalization, Mr. Stiefler resigned as Chairman of the Board. At that time, he exercised all of his options and received cash of $575,530. In 1998, three other directors, Messrs. Hewitt, Jones and Marshall, each received options to purchase 3,000 shares of common stock of the Company. These options time-vested over a three year period. Effective December 10, 1999, in connection with the Recapitalization, all of the Company's directors except Mr. Beffa resigned from the Board of Directors. As a result, Messrs. Hewitt, Jones and Marshall each forfeited their options to purchase 3,000 shares of common stock of the Company. Mr. Hewitt was subsequently elected to the Board of Directors in February 2000.

Option Plan

        The Company maintains the 1995 Stock Option and Stock Award Plan (the "Stock Option Plan"). The Stock Option Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the Stock Option Plan, the Compensation Committee may grant or award (i) options to purchase stock of the Company (which may either be incentive stock options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or stock options other than ISOs), (ii) stock appreciation rights granted in conjunction with stock options, (iii) restricted stock, or (iv) bonuses payable in stock, to key salaried employees of the Company, including officers, independent contractors of the Company and non-employee directors of the Company.

        A total of 750,000 shares of common stock of the Company are reserved for issuance under the Stock Option Plan. As of March 24, 2000, options to purchase up to 442,925 shares of the Company's common stock are outstanding under the Stock Option Plan, all of which are vested and exercisable.

Board of Directors' Report on Executive Compensation

        The Compensation Committee recommends compensation arrangements for the Company's executive officers and administers the Company's Stock Option Plan. In conjunction with the Recapitalization, all members of the Compensation Committee resigned from the Board of Directors, effective December 10, 1999. New members of the Compensation Committee have not yet been elected by the Board. The Company's 1999 compensation program was designed to be competitive with companies similar in structure and business to the Company.

        The Company's 1999 executive compensation program was structured to help the Company achieve its business objectives by:

- Setting levels of compensation designed to attract and retain superior executives in a highly competitive environment.

- Designing equity-related and other performance-based incentive compensation programs to align the interests of management with the ongoing interests of shareholders; and

- Providing incentive compensation that varies directly with both Company financial performance and individual contributions to that performance.

        The Company has used a combination of salary and incentive compensation, including cash bonuses and equity-based incentives to achieve its compensation goals. Bonuses for 1999 were determined by certain members of the Board in March 2000 and paid shortly thereafter. The amount of bonuses earned by the Company's executive officers were determined based upon the performance of each executive during the year and the performance of the Company against pre-established earnings before interest, taxes, depreciation and amortization ("EBITDA") goals.

        In June 1999, the Company entered into an amended and restated employment agreement with Timothy G. Beffa to serve as President and Chief Executive Officer of OSI. Under the employment agreement, Mr. Beffa's base salary for 1999 was $375,000 and his bonus target potential was $562,500, 150% of his base salary. These amounts were established by the Compensation Committee after consideration of compensation paid to Chief Executive Officers of comparative companies and the relationship of his compensation to that paid to other OSI senior executives. For 1999, Mr. Beffa's bonus was determined based upon the following two factors, which were weighted as indicated: the Company's performance against pre-established EBITDA goals (70%), and Mr. Beffa's attainment of pre-established objectives, based on specific strategic initiatives to both build a suitable management infrastructure and deliver on strategic growth initiatives (30%). Based on the Company's EBITDA performance and Mr. Beffa's substantial obtainment of personal objectives, Mr. Beffa's bonus for 1999 was $365,000--64.9% of his target bonus.

                                 Board of Directors
                                 ------------------
                                 Timothy G. Beffa
                                 William B. Hewitt
                                 Timothy M. Hurd
                                 Scott P. Marks, Jr.
                                 Richard L. Thomas
                                 Paul R. Wood

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of March 30, 2000, the authorized capital stock of the Company consists of (i) 15,000,000 shares of Voting Common Stock, par value $.01 per share, of which 5,976,389.04 are issued and outstanding, (ii) 2,000,000 shares of Non-Voting Common Stock, par value $.01 per share, of which 480,321.30 are issued and outstanding, (iii) 200,000 shares of 14% Mandatorily Redeemable Senior Preferred Stock, no par value, of which 100,000 are issued and outstanding and (iv) 50,000 shares of Junior Preferred Stock, no par value, of which 7,000 are issued and outstanding.

        The following table sets forth the number and percentage of shares of each class of the Company's capital stock beneficially owned as of March 30, 2000 by (i) each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting equity securities, (ii) each of the Company's directors and nominees, and (iii) all directors and executive officers of the Company as a group.

                                                         Amount and
                                                         Nature of      Percent
                        Name and Address                 Beneficial    of Class
  Title of Class           Beneficial Owner              Ownership        (1)
--------------------    ----------------------------   --------------  ---------

Voting Common Stock     Madison Dearborn Capital        4,536,367.84      75.9%
                         Partners III, L.P.(2)
                        Madison Dearborn Special        4,536,367.84      75.9%
                          Equity III, L.P. (2)
                        Special Advisors
                          Fund I, L.L.C.(2)             4,536,367.84      75.9%
                        Timothy M. Hurd(2)              4,536,367.84      75.9%
                        Paul R. Wood(2)                 4,536,367.84      75.9%
                        Timothy G. Beffa(3)                70,175.00       1.2%
                        Michael A. DiMarco(3)              57,000.00          *
                        Bryan K. Faliero(3)                18,750.00          *
                        Michael B. Staed(3)                30,337.60          *
                        Gary L. Weller(3)                  50,000.00          *
                        All directors and officers      4,762,630.44      76.9%
                          as a group

Junior Preferred        Timothy G. Beffa                       81.65       1.2%
Stock                   Bryan K. Faliero                        2.48          *
                        All directors and  officers            84.13       1.2%
                          as a group

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

(2) Includes 4,433,913.11 shares owned by Madison Dearborn Capital Partners III, L.P., 98,452.05 shares owned by Madison Dearborn Special Equity III, L.P. and 4,002.68 shares owned by Special Advisors Fund I, L.L.C. with each entity managed by or affiliated with Madison Dearborn Partners, LLC. Messrs. Hurd and Wood are a director and a managing director, respectively, of Madison Dearborn Partners, LLC. Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, L.L.C. have pledged their shares of the Company's common stock as security under the Company's Credit Agreement. In addition, under the Stockholders Agreement, dated as of December 10, 1999, among the Company and substantially all of the Company's stockholders, Madison Dearborn Capital Partners III, L.P., as principal investor, may designate individuals to serve as directors of the Company. The Stockholders Agreement also includes restrictions on the transfer of capital stock, and provides for registration, preemptive, tag along and drag along rights granted to the parties thereto, including Madison Dearborn Capital Partners III, L.P. and certain of its affiliates. The address of all the above-mentioned entities is c/o Madison Dearborn Partners, LLC, 3 First National Plaza, Suite 3800, Chicago, IL 60602.

(3) Includes vested options to acquire the following number of shares of the Company's common stock: Mr. Beffa 70,175; Mr. DiMarco 50,000; Mr.Faliero 18,750; Mr. Staed 25,000 and Mr. Weller 50,000. The address of Messrs. Beffa, DiMarco, Staed and Weller is c/o Outsourcing Solutions Inc., 390 South Woods Mill Rd., Suite 350, Chesterfield, MO 63017. Mr. Faliero's address is c/o OSI Portfolio Services, Inc., 2425 Commerce Ave., Building 1, Suite 100, Duluth, GA 30096.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition Arrangements

        OSI holds a minority interest in a limited liability corporation ("LLC") formed for the purpose of acquiring an accounts receivable portfolio. The majority interest in the LLC is held by MLQ Investors, L.P., one of the Company's stockholders. The recorded value of the Company's investment in the LLC was approximately $520,000 at December 31, 1999.

Advisory Services Agreement

        On September 21, 1995 the Company entered into an Advisory Services Agreement (the "Advisory Services Agreement") with MDC Management Company III, L.P. ("MDC Management"), then an affiliate. Under the Advisory Services Agreement, the Company received consulting, financial, and managerial functions for a $300,000 annual fee. In 1999, the Company paid MDC Management $275,000 under the Advisory Services Agreement. On December 10, 1999, in conjunction with the Recapitalization, the Advisory Services Agreement was amended and assigned to Madison Dearborn Partners, Inc. ("MDP"). As amended, the annual fee under the Advisory Services Agreement is $500,000. The Advisory Services Agreement expires September 21, 2005 and is renewable annually thereafter, unless terminated by the Company. The Company may terminate the Advisory Services Agreement at any time for cause by written notice to MDP authorized by a majority of the directors other than those who are partners, principals or employees of MDP or any of its affiliates. The Advisory Services Agreement may be amended by written agreement of MDP and the Company. The Company believes that the terms of and fees paid for the professional services rendered are at least as favorable to the Company as those which could be negotiated with a third party.

        In December 1999 upon closing of the Recapitalization, MDP received a one-time fee of $8.0 million for financial advice provided to OSI in connection therewith.

Consulting Agreements

        On January 26, 1998, the Company entered into a one-year Consulting Agreement with William B. Hewitt, a director of the Company. Under the original Consulting Agreement, Mr. Hewitt provided consulting assistance with the growing outsourcing services of the Company at 80% of normal working hours. In addition, Mr. Hewitt received options to purchase 10,000 shares of common stock of the Company, which options in accordance with their terms became vested and exercisable upon consummation of the Recapitalization. On January 25, 1999, the Consulting Agreement was extended through March 31, 1999 and at the same time the Consulting Agreement was renewed for the period April 1, 1999 through March 31, 2000, with the consulting services reduced to a maximum of 50 days (approximately 20% of normal working hours). For the year ended December 31, 1999, the Company paid Mr. Hewitt $427,500.

Certain Interests of Shareholders

        Goldman Sachs and its affiliates have certain interests in the Company in addition to being an initial purchaser of the 11% Senior Subordinated Notes. Goldman Sachs acted as co-arranger and Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as co-administrative agent and lender in connection with the then existing credit facility, and in 1999 OSI paid them approximately $706,000 in interest in connection therewith. MLQ Investors, L.P., an affiliate of Goldman Sachs, owns an equity interest in the Company.

        In addition to acting as an initial purchaser of the 11% Senior Subordinated Notes, Chase Securities Inc. ("Chase Securities") and its affiliates have certain other relationships with the Company. Chase Securities acted as co-arranging agent and The Chase Manhattan Bank, an affiliate of Chase Securities, acts as co-administrative agent and a lender under the then existing credit facility and in 1999 OSI paid them approximately $150,000 in fees and approximately $1,526,000 in interest in connection therewith. Additionally, Chase Equity Associates, L.P. an affiliate of Chase Securities, owns an equity interest in the Company.

Indebtedness of Management

        During 1998, the Company advanced $117,000 to Michael A. DiMarco, Executive Vice President and President Fee Services to facilitate his relocation to the St. Louis area from Texas. The advance was non-interest bearing and was repaid in full in March 1999.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          See index on page 41 for a listing of consolidated financial statements filed with this report.

     2.   Financial Statement Schedule

          See index on page 41 for a listing of consolidated financial statements schedule required to be filed by Item 8 of this Form 10-K.

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

   2.4    Stock  Subscription  and  Redemption  Agreement  by and among  Madison
          Dearborn Capital Partners III, L.P., the Company and certain stockholders, optionholders and warrantholders of the Company, dated as of October 8, 1999, as amended (incorporated herein by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed on December 23, 1999).

   2.5 Assignment and Stock Purchase Agreement dated as of December 10, 1999 by and among Outsourcing Solutions Inc., Madison Dearborn Capital Partners III, L.P., and certain other parties thereto.

   2.6 Purchase Agreement dated as of December 10, 1999, by and among Outsourcing Solutions Inc. and certain other parties thereto.

   2.7 Junior Preferred Stock Purchase Agreement, dated as of December 10, 1999, by and among Outsourcing Solutions Inc. and certain other parties thereto.

   2.8 Consent Solicitation Statement, dated November 9, 1999, relating to the Company's 11% Senior Subordinated Notes due November 1, 2006.

   3.1 Fourth Amended and Restated Certificate of Incorporation of the Company, as of December 3, 1999.

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

   4.5 First Supplemental Indenture dated as of March 31, 1998 by and among the Company, the Additional Guarantors and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.5 of the Company's Form 10-K for the year ended December 31, 1998).

   10.1 Stockholders Agreement dated as of December 10, 1999 by and among the Company and various stockholders of the Company (incorporated herein by reference to Exhibit 10 of the Company's Current Report on Form 8-K filed on December 23, 1999).

   10.2   Advisory  Services  Agreement  dated  September  21, 1995  between the
          Company and Madison Dearborn Partners, Inc., as assignee from MDC Management Company III, L.P. as amended by Assignment Agreement dated as of December 10, 1999 by and between Madison Dearborn Partners, Inc., the Company and MDC Management Company III, L.P.

   10.3 Registration Rights Agreement dated December 10, 1999, by and among Outsourcing Solutions Inc., Madison Dearborn Partners III, L.P. and certain other parties thereto.

   10.4 Registration Rights Agreement dated December 10, 1999, by and among the Company and certain other parties thereto.

   10.5 Amended and Restated Employment Agreement dated as of June 4, 1999 between the Company and Timothy G. Beffa.

   10.6 Amended and Restated Employment Agreement dated as of June 4, 1999 between the Company and Michael A. DiMarco.

   10.7 Employment Agreement dated as of June 4, 1999 between the Company and Bryan K. Faliero.

   10.8 Amended and Restated Employment Agreement dated as of June 4, 1999 between the Company and Michael B. Staed.

   10.9   Employment  Agreement  dated July 5, 1999 between the Company and Gary
          L. Weller.

   10.10 Consulting Agreement dated as of February 6, 1998 between the Company and William B. Hewitt as amended January 25, 1999 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1998).

   10.11 1995 Stock Option and Stock Award Plan of the Company (incorporated herein by reference to Exhibit 10.31 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).

   10.12 First Amendment to 1995 Stock Option and Stock Award Plan of the Company (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1997).

   10.13  Form of Non-Qualified Stock Option Award Agreement [B], as amended.

   10.14  Form of Non-Qualified Stock Option Award Agreement [C], as amended.

   10.15  Form of Non-Qualified Stock Option Award Agreement [E].

   10.16 1998 Incentive Compensation Program (incorporated herein by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 1998).

   10.17 Earn-out Agreement dated October 8, 1997 by and among NSA Acquisition Corporation, Outsourcing Solutions Inc., North Shore Agency, Inc., Automated Mailing Services, Inc., Mailguard Security Systems, Inc., and DMM Consultants (incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended December 31,1997).

   10.18 Credit Agreement dated as of November 30, 1999 among the Company, the Lenders listed therein, DLJ Capital Funding, Inc., as the Syndication Agent, and Fleet National Bank, as the Administrative Agent.

   21     Subsidiaries of registrant.

   27     Financial Data Schedule.





(b)  Reports on Form 8-K

For the three months ended December 31, 1999, the following reports on Form 8-K were filed:
          Report on Form 8-K filed October 29,  1999.
          Report on Form 8-K filed December 23, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OUTSOURCING SOLUTIONS INC.


                                          /s/Timothy G. Beffa
                                          ------------------------------------
                                          Timothy G. Beffa
                                          President and Chief Executive Officer


                                          /s/Gary L. Weller
                                          ------------------------------------
                                          Gary L. Weller
                                          Executive Vice President and
                                          Chief Financial Officer

DATE:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                      Date

/s/Timothy G. Beffa           President and Chief Executive       March 29, 2000
---------------------------   Officer, Director
Timothy G. Beffa


/s/William B. Hewitt          Director                            March 29, 2000
---------------------------
William B. Hewitt


/s/Timothy M. Hurd            Director and Vice President         March 28, 2000
---------------------------
Timothy M. Hurd


/s/Scott P. Marks, Jr.        Director                            March 29, 2000
---------------------------
Scott P. Marks, Jr.


/s/Richard L. Thomas          Director                            March 22, 2000
---------------------------
Richard L. Thomas


/s/Paul R. Wood               Director and Vice President         March 29, 2000
---------------------------
Paul R. Wood

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT
   SCHEDULE

                                                                       Page
                                                                       ----
Consolidated Financial Statements

Outsourcing Solutions Inc. and Subsidiaries

  Independent Auditors' Report....................................      F-1
  Consolidated Balance Sheets at December 31,
       1999 and 1998..............................................      F-2
  Consolidated Statements of Operations for the
       years ended December 31, 1999, 1998 and 1997...............      F-3
  Consolidated Statements of Stockholders' Equity
       (Deficit) for the years ended
       December 31, 1999, 1998 and 1997...........................      F-4
  Consolidated Statements of Cash Flows for the years
       ended December 31, 1999, 1998 and 1997.....................      F-5
  Notes to Consolidated Financial Statements......................      F-6



Consolidated Financial Statement Schedule

Independent Auditors' Report......................................       F-23
Schedule II - Valuation and Qualifying Accounts and Reserves......       F-24

INDEPENDENT AUDITORS' REPORT
To the Stockholders of Outsourcing Solutions Inc.:

We have audited the accompanying consolidated balance sheets of Outsourcing Solutions Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outsourcing Solutions Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP

St. Louis, Missouri
March 28, 2000

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------


ASSETS                                                     1999         1998
                                                           ----         ----

Cash and cash equivalents                                $  6,059     $  8,814

Cash and cash equivalents held for clients                 22,521       22,372

Accounts receivable - trade, less allowance
for doubtful receivables of $529 and $1,309                52,082       40,724

Purchased loans and accounts receivable portfolios         39,947       55,493

Property and equipment, net                                43,647       40,317

Intangible assets, net                                    410,471      425,597

Deferred financing costs, less accumulated
  amortization of $248 and $5,203                          27,224       13,573

Other assets                                               22,761       11,601
                                                         --------     --------
             TOTAL                                       $624,712     $618,491
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                                 $  6,801     $  7,355

Collections due to clients                                 22,521       22,372

Accrued salaries, wages and benefits                       17,009       13,274

Debt                                                      518,307      528,148

Other liabilities                                          68,306       77,374

Commitments and contingencies                                   -            -

Mandatorily redeemable preferred stock;
  redemption amount $107,877                               85,716            -

Stockholders deficit:
  8% nonvoting cumulative redeemable exchangeable
    preferred stock; authorized 1,250,000 shares,
    973,322.32 issued and outstanding in 1998,
    at liquidiation value of $12.50 per share                   -       12,167
  Voting common stock; $.01 par value;
    authorized 15,000,000 shares, 9,054,638.11
    shares issued in 1999 and 3,477,126.01
    shares issued and outstanding in 1998                      90           35
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares, 480,321.30
    issued and outstanding in 1999                              5            -
  Class A convertible nonvoting common stock;
    $.01 par value; authorized 7,500,000 shares,
    391,740.58 shares issued and outstanding in 1998            -            4
  Class B convertible nonvoting common stock;
    $.01 par value; authorized 500,000 shares,
    400,000 shares issued and outstanding in 1998               -            4
  Class C convertible nonvoting common stock;
    $.01 par value; authorized 1,500,000 shares,
    1,040,000 shares issued and outstanding in 1998             -           10
  Paid-in capital                                         196,339       66,958
  Retained deficit                                       (155,525)    (109,210)
                                                         --------     --------
                                                           40,909      (30,032)
  Common stock in treasury, at cost;
    3,078,249.07 shares in 1999                          (134,857)          -
                                                         --------     --------
        Total stockholders' deficit                       (93,948)     (30,032)
                                                         --------     --------
               TOTAL                                     $624,712     $618,491
                                                         ========     ========



                 See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands)
--------------------------------------------------------------------------------

                                                 1999        1998       1997
                                                 ----        ----       ----

REVENUES                                      $ 504,425   $ 479,400   $271,683

EXPENSES:
  Salaries and benefits                         244,157     230,114    133,364
  Service fees and other operating and
    administrative expenses                     154,799     140,888     71,122
  Amortization of purchased loans
    and accounts receivable portfolios           38,722      50,703     52,042
  Amortization of goodwill and
  other intangibles                              16,229      15,725     24,749
  Depreciation expense                           14,866      14,282      8,825
  Nonrecurring conversion, realignment
    and relocation expenses                       5,063          -           -
  Change in control bonuses, stock
    option redemption and other bonuses          10,487          -           -
  Transaction related costs                       6,827          -           -
                                              ---------   --------    --------
           Total expenses                       491,150     451,712    290,102
                                              ---------   ---------   --------

OPERATING INCOME (LOSS)                          13,275      27,688    (18,419)

INTEREST EXPENSE - Net                           52,265      50,627     28,791
                                              ---------   ---------   --------
LOSS BEFORE INCOME TAXES, MINORITY
INTEREST AND EXTRAORDINARY ITEM                 (38,990)    (22,939)   (47,210)

PROVISION FOR INCOME TAXES                          759         830     11,127

MINORITY INTEREST                                     -         572          -
                                              ---------   ---------   --------
LOSS BEFORE EXTRAORDINARY ITEM                  (39,749)    (24,341)   (58,337)

EXTRAORDINARY LOSS ON EXTINGUISHMENT
OF DEBT, NET OF INCOME TAXES OF $0.               4,208           -          -
                                              ---------   ---------   --------
NET LOSS                                        (43,957)    (24,341)   (58,337)

PREFERRED STOCK DIVIDEND REQUIREMENTS AND
ACCRETION OF SENIOR PREFERRED STOCK               2,358         681        922
                                              ---------   ---------   --------

NET LOSS TO COMMON STOCKHOLDERS               $ (46,315)   $(25,022)  $(59,259)
                                              =========    ========   ========

                 See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                        Non-voting        Common Stock
                                        Cumulative -------------------------------
                                        Redeemable                      Non-voting
                                        Preferred                        Classes      Paid-in   Retained     Treasury
                                          Stock     Voting   Non-voting   A,B&C       Capital    Deficit      Stock        Total
                                        ---------  --------   ---------  ---------   ---------  ----------   ---------    --------
BALANCE, JANUARY 1, 1997                 $ 10,816  $     35    $     -   $     18    $  65,658  $ (24,929)           -    $ 51,598

Issuance of 52,000
  shares of common stock                        -         -          -          -        1,300          -            -       1,300

Payment of preferred stock
  dividends through issuance of
  70,606.84 shares of preferred
  stock and recorded preferred
  stock dividend requirements
  of $1 per share                             883         -          -          -            -       (922)           -         (39)

Net loss                                        -         -          -          -            -    (58,337)           -     (58,337)
                                         --------  --------    -------   --------    ---------  ---------   ----------    --------
BALANCE, DECEMBER 31, 1997                 11,699        35          -         18       66,958    (84,188)           -      (5,478)

Payment of preferred stock
  dividends through issuance
  of 37,435.47 shares of
  preferred stock and recorded
  preferred stock dividend
  requirements of $1 per share                468         -          -          -            -       (681)           -        (213)

Net loss                                        -         -          -          -            -    (24,341)           -     (24,341)
                                         --------  --------    -------   --------    ---------  ---------   ----------    --------
BALANCE, DECEMBER 31, 1998                 12,167        35          -         18       66,958   (109,210)           -     (30,032)

Payment of preferred stock
  dividends through issuance of
  140,997.01 shares of
  preferred stock and recorded
  preferred stock dividend
  requirements of $1 per share              1,762         -          -          -            -     (1,276)           -         486

Issuance of 186,791.67 common
  shares in exchange for MDP's
  investment in FINCO                           -         2          -          -        6,998          -            -       7,000

Issuance of 5,273,037.98 voting
   and 480,321.30 non-voting
   common shares                                -        52          5          -      215,546          -            -     215,603

Repurchase of common stock
 and redemption of preferred,
 non-voting common, stock
 options and warrants                     (13,929)        1          -        (18)     (93,163)         -     (115,391)   (222,500)

Recapitalization fees and
 expenses                                       -         -          -          -            -                 (19,466)    (19,466)

Accrued dividends on
  mandatorily redeemable
  preferred stock                               -         -          -          -            -       (877)          -         (877)

Accretion of mandatorily
  redeemable preferred stock                    -         -          -          -            -       (205)          -         (205)

Net loss                                        -         -          -          -            -    (43,957)          -      (43,957)
                                         --------  --------    -------   --------    ---------  ---------   ----------    --------

BALANCE, DECEMBER 31, 1999               $      -  $     90    $     5   $      -    $ 196,339  $(155,525)  $ (134,857)   $(93,948)
                                         ========  ========    =======   ========    =========  =========   ==========    ========

                                                                       See notes to consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands)

-------------------------------------------------------------------------------------------------------

                                                                      1999         1998        1997
                                                                      ----         ----        ----
OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
  Net loss                                                          $(43,957)    $(24,341)    $(58,337)
  Adjustments to reconcile net loss to net
    cash from operating activities and portfolio
    purchasing:
      Depreciation and amortization                                   34,477       32,833       35,613
      Amortization of purchased loans and
         accounts receivable portfolios                               38,722       50,703       52,042
      Extraordinary loss on extinguishment of debt                     4,208            -            -
      Compensation expense related to redemption
        of stock options and repriced options                          4,635            -            -
      Deferred taxes                                                       -          380       10,877
      Minority interest                                                    -          572            -
      Change in assets and liabilities:
        Purchases of loans and accounts receivable portfolios        (23,176)     (43,186)     (46,494)
        Other assets                                                 (13,245)       2,894          195
        Accounts payable and other liabilities                        (5,316)      (7,789)      (7,565)
                                                                    --------     --------     --------
         Net cash from operating activities
           and portfolio purchasing                                   (3,652)      12,066      (13,669)
                                                                    --------     --------     --------

INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash acquired                       (877)    (168,900)     (62,913)
  Investment in FINCO                                                 (2,500)      (2,500)           -
  Acquisition of property and equipment                              (18,437)     (13,480)      (9,489)
  Purchases of loans and accounts receivable portfolios
    for resale toFINCO                                               (56,664)      (9,134)           -
  Sales of loans and accounts receivable portfolios to FINCO          56,664        9,134            -
  Other                                                                  265          261         (603)
                                                                    --------     --------     --------
        Net cash from investing activities                           (21,549)    (184,619)     (73,005)
                                                                    --------     --------     --------

FINANCING ACTIVITIES:
  Proceeds from term loans                                           400,000      225,000       55,000
  Borrowings under revolving credit agreement                        289,700      230,000       66,150
  Repayments under revolving credit agreement                       (302,200)    (236,350)     (34,300)
  Repayments of debt                                                (397,448)     (36,618)      (9,763)
  Deferred financing fees                                            (21,242)      (3,882)      (1,993)
  Proceeds from issuance of preferred and common stock               300,237            -          300
  Repurchase of preferred stock, common stock and warrants          (223,208)           -            -
  Redemption of stock options                                         (3,927)           -            -
  Recapitalization fees                                              (19,466)           -            -
                                                                    --------     --------     --------
           Net cash from financing activities                         22,446      178,150       75,394
                                                                    --------     --------     --------

NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS                 (2,755)       5,597      (11,280)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           8,814        3,217       14,497
                                                                    --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $  6,059     $  8,814     $  3,217
                                                                    ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during year for interest                                $ 51,232     $ 43,923     $ 26,372
                                                                    ========     ========     ========
  Net cash paid (received) during year for taxes                    $    306     $(10,995)    $     23
                                                                    ========     ========     ========

SUPPLEMENTAL  DISCLOSURE OF NON-CASH FLOW INFORMATION
  Investment in FINCO through exchange of common stock with MDP     $  7,000     $       -    $      -
                                                                    ========     =========    ========

                            See notes to consolidated financial statements.

Outsourcing Solutions Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------


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

     Purchased Loans and Accounts Receivable Portfolios - Purchased loans and accounts receivable portfolios ("Receivables") acquired in connection with acquisitions in September 1995 and November 1996 were recorded at the present value of estimated future net cash flows. Receivables purchased in the normal course of business are recorded at cost. The Company periodically reviews all Receivables to assess recoverability. Impairments are recognized in operations if the expected aggregate discounted future net operating cash flows derived from the portfolios are less than the aggregate carrying value (see Note 15).

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

     Revenue Recognition - Collections on Receivables owned are generally recorded as revenue when received. Proceeds from strategic sales of Receivables owned are recognized as revenue when received. Revenue from collections and outsourcing services is recorded as such services are provided. Deferred revenue in the accompanying balance sheet primarily relates to certain prepaid letter services which are generally recognized as earned as services are provided.

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

     Deferred Financing Costs - Deferred financing costs are being amortized over the terms of the related debt agreements.

     Income Taxes - The Company accounts for income taxes using an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for expected future tax consequences of events that have been recognized in the consolidated financial statements. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized.

     Environmental Costs - All of the Company's environmental proceedings relate to discontinued operations of former divisions or subsidiaries of The Union Corporation. Costs incurred to investigate and remediate contaminated sites are charged to the environmental reserves established in conjunction with the Union acquisition.

     Stock-Based Compensation - The Company accounts for its stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires that companies using the intrinsic value method make pro forma disclosures of net income as if the fair value-based method of accounting had been applied. See Note 12 for the fair value disclosures required under SFAS No. 123.

     Comprehensive Income - Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Company's consolidated financial statements for the three years in the period ended December 31, 1999. Comprehensive loss for the three years in the period ended December 31, 1999 was equal to the Company's net loss.

     Accounting For Transfers of Financial Assets - SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company adopted SFAS No. 125 for the year ended December 31, 1997. The adoption of SFAS No. 125 did not have a material effect on the 1997 financial statements, as the Company had no transfers during the year ended December 31, 1997. However, commencing in the fourth quarter of 1998, the Company began selling, concurrent with its purchase, certain Receivables to a special-purpose entity, OSI Funding LLC (FINCO) (see Note 18).

     Segment Information - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report information about operating segments in annual financial statements and also established standards for related disclosures about products and services, geographic areas and major customers. Management has considered the requirements of SFAS No. 131 and, as discussed in Note 17, believes the Company operates in one business segment.

     New Derivatives and Hedging Accounting Standard - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, which is required to be adopted no later than January 1, 2001. The statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has not determined the impact on the consolidated statement of operations and consolidated balance sheet.

     Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use - Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use, provides guidelines for capitalization of developmental costs of proprietary software and purchased software for internal use. The adoption of SOP No. 98-1 did not have a material impact on the consolidated statement of operations and consolidated balance sheet.

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

     Earnings Per Share - SFAS No. 128, Earnings per Share, simplified the calculation of earnings per share and is applicable only to public companies. Under the Securities and Exchange Commission ("SEC") disclosure requirements, SFAS No. 128 is not currently applicable to the Company and, accordingly, earnings per share is not presented.

     Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current year presentation, including changing the balance sheet presentation from classified to unclassified.

2.   ORGANIZATION,  ACQUISITIONS & RECAPITALIZATION

     OSI was formed on September 21, 1995 to build, through a combination of acquisitions and sustained internal growth, one of the leading providers of accounts receivable management services. In 1999, the Company reorganized many of its acquired subsidiaries. Account Portfolios, Inc. ("API") changed its name to OSI Portfolio Services, Inc. Payco American Corporation's ("Payco") largest debt collection subsidiary changed its name to OSI
     Collection Services, Inc. and Continental Credit Services, Inc. ("Continental"), A.M. Miller & Associates ("AMM"), Accelerated Bureau of Collections, Inc. ("ABC"), and former subsidiaries of The Union Corporation ("Union"), Allied Bond & Collection Agency and Capital Credit, merged into OSI Collection Services. Former Union subsidiary, Interactive Performance changed its name to OSI Outsourcing Services, Inc. and the Interactive Performance and High Perfomance services subsidiaries merged into OSI Outsourcing Services. The Company purchases and collects portfolios of non-performing loans and accounts receivable for the Company's own account, services accounts receivable placements on a contingent and fixed fee basis and provides contract management of accounts receivable. The Company's customers are mainly in the educational, utilities, telecommunications, retail, healthcare and financial services industries. The markets for the Company's services currently are the United States, Puerto Rico, Canada and Mexico.

     In September 1995, the Company acquired API, a partnership which purchased and managed large portfolios of non-performing consumer loans and accounts receivable, for cash of $30,000, common stock of $15,000 and notes of $35,000, which were subsequently paid in March 1996.

     In January 1996, the Company acquired AMM and Continental, accounts receivable and fee services companies, for total cash consideration of $38,500 including transaction costs of $3,600, common stock of $6,000, a 9% unsecured, subordinated note of $5,000 (interest payable quarterly and principal due July 2001) and a 10% unsecured, subordinated note of $3,000, which was subsequently paid in November 1996.

     In November 1996, the Company acquired all of the outstanding common stock of Payco, an accounts receivable management company primarily focused on healthcare, education and bank/credit cards, in a merger transaction for cash of approximately $154,800 including transaction costs of $4,600. The Company allocated the total purchase price including additional liabilities reserves to the fair value of the net assets acquired resulting in goodwill of approximately $123,000. In addition, the Company allocated $1,000 of the purchase price to in-process research and development that had not reached technological feasibility and had no alternative future uses, which accordingly was expensed at the date of the acquisition.

     In October and November 1997, the Company acquired the assets of The North Shore Agency, Inc. ("NSA"), a fee service company specializing in letter series collection services, and ABC, a fee service company specializing in credit card collections, for total cash consideration of approximately $53,800 including transaction costs of $1,173 and common stock of $1,000. One of the acquisitions contains certain contingent payment obligations, $2,533 through December 31, 1999, based on the attainment by the newly formed subsidiary of certain financial performance targets over each of the next two years. Future contingent payment obligations, if any, will be accounted for as additional goodwill as the payments are made.

     In January 1998, the Company acquired through a tender offer approximately 77% of the outstanding shares of Union's common stock for $31.50 per share. On March 31, 1998, the Company acquired the remaining outstanding shares of Union when Union merged with a wholly-owned subsidiary of the Company. The aggregate cash purchase price of the Union acquisition was approximately $220,000 including transaction costs of $10,900 and assumed liabilities. The Company financed the acquisition primarily with funds provided by an amended credit agreement . Union, through certain of its subsidiaries, furnishes a broad range of credit and receivables management outsourcing services as well as management and collection of accounts receivable. The Company allocated the total purchase price including additional liabilities reserves to the fair value of the net assets acquired resulting in goodwill of approximately $219,000.

     The above acquisitions were accounted for as purchases. The excess of cost over the fair value of net assets of businesses acquired is amortized on a straight-line basis over 20 to 30 years. Results of operations were included in the consolidated financial statements from their respective acquisition dates.

     On December 10, 1999, the Company consummated a transaction with Madison Dearborn Capital Partners III, L.P. ("MDP") and certain of the Company's stockholders, optionholders and warrantholders pursuant to which MDP acquired 75.9% of OSI's common stock, most of the then outstanding capital stock of OSI was redeemed, refinanced its credit facility and issued $107,000 of preferred stock (the "Recapitalization"). Total value of the Recapitalization was approximately $790,000.

     The Recapitalization has been accounted for as a recapitalization which had no impact on the historical basis of assets and liabilities.

     In accordance with the terms of the Recapitalization, the holders of approximately 85.6% of shares of the Company's common stock outstanding immediately prior to the Recapitalization received $37.47 in cash in exchange for each of these shares. In addition, the holders of the Company's preferred stock, non-voting common stock, warrants and exercised stock options, which pursuant to the Recapitalization all outstanding options became vested, received $37.47 in cash in exchange for each of these instruments. Immediately following the Recapitalization, continuing shareholders owned approximately 8.5% of the outstanding shares of the Company's common stock.

     In connection with the Recapitalization, the Company entered into a new credit facility providing for term loans of $400,000 and revolving loans of up to $75,000 (see Note 6). The proceeds of the initial borrowings under the new credit facility and the issuance of approximately $300,000 of the Company's preferred and common stock have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants exercised or canceled, as applicable, in connection with the Recapitalization, to repay the Company's existing credit facility and to pay expenses incurred in connection with the Recapitalization.

     The Company incurred various costs aggregating approximately $36,780 in connection with consummating the Recapitalization. These costs consisted primarily of compensation costs, professional and advisory fees, and other expenses. The compensation costs of $10,487 consists primarily of expense relating to the payment of cash for vested stock options and the payment of change in control bonuses to certain officers in accordance with the terms of their respective employment agreements. Of the other transaction related costs, which includes professional and advisory fees, and other expenses, the Company expensed $6,827 and recorded $19,466 as an additional cost of the repurchase of common stock in 1999. In addition to these expenses, the Company also incurred approximately $21,100 of capitalized debt issuance costs, which include the consent payment to existing note holders, associated with the Recapitalization financing. These costs will be charged to interest expense over the terms of the related debt instruments.

     The unaudited pro forma consolidated financial data presented below provides pro forma effect of the Union acquisition, the Recapitalization and the debt extinguishment as if such transactions had occurred as of the beginning of each period presented. The unaudited results have been prepared for comparative purposes only and do not necessarily reflect the results of operations of the Company that actually would have occurred had the acquisition, the Recapitalization and the debt extinguishment been consummated as of the beginning of each period presented, nor does the data give effect to any transactions other than the acquisition, the Recapitalization and the debt extinguishment.
                                                            Pro Forma
                                                       1999           1998
                                                       ----           ----

                        Net revenues                 $504,425       $486,754
                                                     ========       ========

                        Net loss                     $(23,865)      $(26,445)
                                                     ========       ========

3.   PROPERTY AND EQUIPMENT

     Property and equipment, which is recorded at cost, consists of the following at December 31:
                                                        1999           1998
                                                        ----           ----

         Land                                         $  2,109        $  2,109
         Buildings                                       1,912           1,891
         Furniture and fixtures                          7,964           6,574
         Machinery and equipment                         3,016           2,479
         Telephone equipment                             9,826           8,659
         Leasehold improvements                          5,590           4,068
         Computer hardware and software                 53,843          40,785
                                                      --------        --------
                                                        84,260          66,565
         Less accumulated depreciation                 (40,613)        (26,248)
                                                      --------        --------

                                                      $ 43,647        $ 40,317
                                                      ========        ========

4.   INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                           1999         1998
                                                           ----         ----

         Goodwill                                       $ 448,651     $ 447,774
         Value of favorable contracts and placements       29,000        29,000
         Covenants not to compete                           5,053         5,021
                                                        ---------     ---------
                                                          482,704       481,795
         Less accumulated amortization                    (72,233)      (56,198)
                                                        ---------     ---------

                                                        $ 410,471     $ 425,597
                                                        =========     =========

5.   OTHER ASSETS

     Other assets consist of the following at December 31:

                                                           1999          1998
                                                           ----          ----

         Investment in FINCO                             $ 12,000      $  2,500
         Prepaid postage                                    3,326         1,007
         Other                                              7,435         8,094
                                                         --------      --------

                                                         $ 22,761      $ 11,601
                                                         ========      ========

6.   DEBT

     Debt consists of the following at December 31:
                                                           1999         1998
                                                           ----         ----

         New Credit Facility                            $ 400,000     $       -
         Prior Credit Facility                                  -       396,637
         Revolving Credit Facility                         13,000        25,500
         11% Series B Senior Subordinated Notes           100,000       100,000
         Note payable to stockholder (See Note 2)           4,429         4,429
         Other (including capital leases)                     878         1,582
                                                        ---------     ---------
                   Total debt                           $ 518,307     $ 528,148
                                                        =========     =========

     On April 28, 1997, the Company registered $100,000 of 11% Series B Senior Subordinated Notes (the "Notes") which mature on November 1, 2006, with the SEC to exchange for the then existing unregistered $100,000 of 11% Senior Subordinated Notes (the "Private Placement"). The exchange offer was completed by May 29, 1997. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt of the Company presently outstanding and incurred in the future. The Notes contain certain restrictive covenants the more significant of which are limitations on asset sales, additional indebtedness, mergers and certain restricted payments, including dividends.

     In connection with the Recapitalization, the Company entered into a new credit facility providing up to $475,000 of senior bank financing ("New Credit Facility"). The proceeds of the New Credit Facility were used to refinance $419,818 of indebtedness outstanding on the date of the Recapitalization which resulted in an extraordinary loss of $4,208 from the write-off of previously capitalized deferred financing fees. In addition, the New Credit Facility will be used to provide for the Company's working capital requirements and future acquisitions, if any.

     The New Credit Facility consists of a $400,000 term loan facility and a $75,000 revolving credit facility (the "Revolving Facility"). The term loan facility consists of a term loan of $150,000 ("Term Loan A") and a term loan of $250,000 ("Term Loan B"), which mature on December 10, 2005 and June 10, 2006, respectively. The Company is required to make quarterly principal repayments on each term loan beginning January 15, 2000 for Term Loan B and January 15, 2001 for Term Loan A. Term Loan A bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's prime rate, plus 2.25% or (b) at the reserve adjusted Eurodollar rate plus 3.25%. Term Loan B bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's prime rate, plus 3.0% or (b) at the reserve adjusted Eurodollar rate plus 4.0%.

     The Revolving Facility has a term of six years and is fully revolving until December 10, 2005. The Revolving Facility bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's prime rate, plus 2.25% or (b) at the reserve adjusted Eurodollar rate plus 3.25%. Also, outstanding under the Revolving Facility are letters of credit of $1,989 expiring within a year.

     The one month LIBOR rate (Eurodollar rate) at December 31, 1999 was 5.8%. The three month LIBOR rate (Eurodollar rate) at December 31, 1998 was 5.3%.

     The New Credit Facility is guaranteed by substantially all of the Company's present domestic subsidiaries and is secured by substantially all of the stock of the Company's present domestic subsidiaries and by substantially all of the Company's domestic property assets. The New Credit Facility contains certain covenants the more significant of which limit dividends, asset sales, acquisitions and additional indebtedness, as well as requires the Company to satisfy certain financial performance ratios.

     The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's current domestic subsidiaries and any additional domestic subsidiaries formed by the Company that become guarantors under the New Credit Facility (the "Restricted Subsidiaries").

     The Restricted Subsidiaries are wholly-owned by the Company and constitute all of the direct and indirect subsidiaries of the Company except for certain subsidiaries that are individually, and in the aggregate inconsequential. The Company is a holding company with no separate operations, although it incurs some expenses. The Company has no significant assets or liabilities other than the common stock of its subsidiaries, debt, related deferred financing costs and accrued expenses. The aggregate assets, liabilities, results of operations and stockholders' equity of the Restricted Subsidiaries are substantially equivalent to those of the Company on a consolidated basis and the separate financial statements of each of the Restricted Subsidiaries are not presented because management has determined that they would not be material to investors.

     Summarized combined financial information of the Restricted Subsidiaries is shown below:
                                                     1999            1998
                                                     ----            ----

               Total assets                        $584,184        $595,925
                                                   ========        ========

               Total liabilities                   $123,551        $ 78,252
                                                   ========        ========

               Operating revenue                   $504,425        $479,400
                                                   ========        ========

               Income from operations              $ 42,669        $ 39,418
                                                   ========        ========

               Net income                          $ 11,861        $ 21,189
                                                   ========        ========

Maturities of debt and capital leases at December 31, 1999 are as follows:

                                                                      Capital
                                                         Debt         Leases
                                                         ----         -------

        2000                                           $   2,619      $    675
        2001                                              14,429            95
        2002                                              17,500            19
        2003                                              32,500             -
        2004                                              40,000             -
        Thereafter                                       410,500             -
                                                       ---------      --------
        Total Payments                                   517,548           789
        Less amounts representing interest                                  30
                                                                      --------
        Present value of minimum lease payments                       $    759
                                                       ---------      ========
                                                       $ 517,548
                                                       =========

7.   OTHER LIABILITIES

     Other liabilities consist of the following at December 31:

                                                           1999        1998
                                                           ----        ----
         Accrued acquisition related office closure
            costs, over-market leases and other costs   $   7,402    $  12,103
         Accrued interest                                   4,494        6,851
         Deferred revenue                                  10,242       11,285
         Environmental reserves                            22,218       22,726
         Other                                             23,950       24,409
                                                        ---------    ---------
                                                        $  68,306    $  77,374
                                                        =========    =========

     The environmental reserves, on an undiscounted basis, at December 31, 1999 and 1998 are for environmental proceedings as a result of the Union acquisition. The Company is party to several pending environmental proceedings involving the Environmental Protection Agency and comparable state environmental agencies. All of these matters related to discontinued operations of former divisions or subsidiaries of Union for which it has potential continuing responsibility. Management, in consultation with both legal counsel and environmental consultants, has established the aforementioned liabilities that it believes are adequate for the ultimate resolution of these environmental proceedings. However, the Company may be exposed to additional substantial liability for these proceedings as additional information becomes available over the long-term.

8.   MANDATORILY REDEEMABLE PREFERRED STOCK

     Mandatorily redeemable preferred stock consists of the following at December 31, 1999:
                                     14% Senior
                                     Mandatorily
                                     Redeemable      Junior
                                     Preferred      Preferred
                                       Stock          Stock         Total
                                     ------------   ---------     ---------

     Balance at December 31, 1998     $       -     $       -     $       -
     Issuance of stock                   77,634         7,000        84,634
     Accrued dividends                      856            21           877
     Accretion of preferred stock           205             -           205
                                      ---------     ---------     ---------
     Balance at December 31, 1999     $  78,695     $   7,021     $  85,716
                                      =========     =========     =========

     On December 10, 1999, in connection with the Recapitalization, the Board of Directors authorized 50,000 shares of Class A 14% Senior Mandatorily Redeemable Preferred Stock, no par value and 150,000 shares of Class B 14% Senior Mandatorily Redeemable Preferred Stock, no par value. Furthermore, the Company issued 25,000 shares of Class A 14% Senior Mandatorily redeemable Preferred Stock, ("Class A"), Series A, no par value and 75,000 shares of Class B 14% Senior Mandatorily Redeemable Preferred Stock, ("Class B"), Series A, no par value; collectively referred to as Senior Preferred Stock; along with 596,913.07 shares of the Company's common stock for $100,000. The Company may issue up to one additional series of each Class A and Class B solely to the existing holders in exchange for shares of Class A, Series A or Class B, Series A. The liquidation value of each share of Senior Preferred Stock is $1,000 plus accrued and unpaid dividends. Dividends, as may be declared by the Company's Board of Directors, are cumulative at an annual rate of 14% of the liquidation value and are payable quarterly. The Company may, at its option and upon written notice to preferred shareholders, redeem all or any portion of the outstanding Senior Preferred Stock on a pro-rata basis at the redemption prices in cash at a stated percentage of the liquidation value plus cash equal to all accrued and unpaid dividends. The redemption prices for Class A are 110%, 114%, 107%, 103.5% and 100% of the liquidation value for the period December 15, 1999 through June 15, 2001, June 16, 2001 through December 14, 2003, December 15, 2003 through December 14, 2004, December 15, 2004 through December 14, 2005 and December 15, 2005 and thereafter, respectively. The redemption price for Class B is 100% of the liquidation value. However, on December 10, 2007, the Company must redeem all of the shares of the Senior Preferred Stock then outstanding at a redemption price equal to 100% of the liquidation value per share plus accrued and unpaid dividends. Pursuant to the Company's financing arrangements, the payment of dividends and/or the repurchase of shares of Senior Preferred Stock is allowed as long as no default on the financing arrangements shall have occurred. The 14% Senior Mandatorily Redeemable Preferred Stock was recorded at $77,634 to take into account common stock issued in conjunction with the sale of the Senior Preferred Stock and will accrete to $100,000 by December 10, 2007 using the interest rate method.

     On December 10, 1999, in connection with the Recapitalization, the Company authorized 50,000 shares and issued 7,000 shares of Junior Preferred Stock ("Junior Preferred Shares"). The liquidation value of each Junior Preferred Share is $1,000 plus accrued and unpaid dividends. Dividends, as may be declared by the Company's Board of Directors, are cumulative at an annual rate of 5% of the liquidation value until December 10, 2003 and then at an annual rate of 8% thereafter and are payable annually; however the dividend rate will increase to 20% upon consummation of certain events. The Company will pay dividends in the form of additional Junior Preferred Shares. The Company may, at its sole option and upon written notice, redeem, subject to limitations, all or any portion of the outstanding Junior Preferred Shares for $1,000 per share plus cash equal to all accrued and unpaid dividends, through the redemption date, whether or not such dividends have been authorized or declared. However, on January 10, 2008, the Company must redeem all of the shares of the Junior Preferred Stock then outstanding at a redemption price equal to $1,000 per share plus accrued and unpaid dividends as long as all of the shares of the Senior Preferred Stock have been redeemed. Upon consummation of a primary public offering having an aggregate offering value of at least $50,000, each holder of Junior Preferred Shares shall have the right to convert all, but not less than all, into shares of voting common stock based upon the public offering price.

9.   STOCKHOLDERS' EQUITY AND WARRANTS

     Each share of Non-voting common stock is convertible at the shareholders option into an equal number of shares of Voting common stock subject to the requirements set forth in the Company's Certificate of Incorporation.

     In connection with the Recapitalization, all warrants (46,088.67) then outstanding were exchanged for cash with each holder receiving cash for the differential between $37.47 per share and their exercise price of $12.50. Consequently, there are no warrants outstanding at December 31,1999.

10.  INCOME TAXES

     Major components of the Company's income tax provision are as follows:

                                                1999        1998        1997
                                                ----        ----        ----
     Current:
           Federal                            $     -      $     -    $    -
           State                                  550          450        250
           Foreign                                209            -          -
                                              -------      -------    -------
                Total current                     759          450        250
                                              -------      -------    -------
     Deferred:
           Federal                                  -            -      9,513
           State                                    -          380      1,364
           Foreign                                  -            -          -
                                              -------      -------    -------
                Total deferred                      -          380     10,877
                                              -------      -------    -------
                Provision for income taxes    $   759      $   830    $11,127
                                              =======      =======    =======

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

     Net deferred tax assets consist of the following at December 31:

                                                       1999            1998
                                                       ----            ----
      Deferred tax assets:
            Net operating loss carryforwards         $ 52,302         $ 41,143
            Accrued liabilities                        16,812           18,001
            Loans and accounts receivable               1,382            3,670
            Property and equipment                      1,028            1,311
            Intangible assets                           3,824            4,192
                Tax credit carry forwards               3,418                -
                                                     --------         --------
      Total deferred tax assets                        78,766           68,317
      Less valuation allowance                        (78,766)         (68,317)
                                                     --------         --------
      Net deferred tax assets                        $      -         $      -
                                                     ========         ========

     The valuation allowance was $78,766 and $68,317 at December 31, 1999 and 1998, respectively. The Company has determined the valuation allowance based upon the weight of available evidence regarding future taxable income consistent with the principles of SFAS No. 109, Accounting for Income Taxes. The $10,449 increase in the valuation allowance during 1999 was the result of net changes in temporary differences, and an increase in the net operating loss and tax credit carryforwards. The valuation allowance also includes amounts related to previous acquisitions from years before 1999. Future realization of these deferred tax assets would result in the reduction of goodwill recorded in connection with the acquisitions.

     The Company has federal net operating loss carryforwards of $127,347 as of December 31, 1999 available to offset future taxable income of the consolidated group of corporations. Since the Recapitalization transaction on December 10, 1999 constituted a change of ownership, tax law imposes a limitation on the future use of the Company's net operating loss carryforwards generated through the date of the change in ownership. The annual limit is equal to the long-term tax-exempt bond rate times the fair imputed value of the Company's stock immediately before the change in ownership. In addition, the Company acquired a net operating loss carry forward of $3,800 with the acquisition of Union that is subject to special tax law restrictions that limit its potential benefit. These loss carryforwards expire between 2010 and 2019. The Company also has available federal tax credit carryforwards of approximately $616 which expire between 2003 and 2012, federal minimum tax credit carryforwards of approximately $759 which may be carried forward indefinitely and various state tax credit carryforwards of approximately $2,043 with various expiration dates.

     Since the Company has a history of generating net operating losses, management does not expect the Company to generate taxable income in the foreseeable future sufficient to realize tax benefits from the net operating loss carryforwards or the future reversal of the net deductible temporary differences. The amount of the deferred tax assets considered realizable, however, could be increased in future years if estimates of future taxable income during the carryforward period change.

     A reconciliation of the Company's reported income tax provision to the U.S. federal statutory rate is as follows:

                                              1999       1998       1997
                                              ----       ----       ----

     Federal taxes at statutory rate       $(13,257)   $(7,994)   $(16,052)

     State income taxes (net of federal
       tax benefits)                           (874)        18      (2,092)

     Foreign income taxes                         -          -           -

     Nondeductible amortization               3,753      3,414       1,406

     Other                                    2,371        249      (4,567)

     Deferred tax valuation allowance         8,766      5,143      32,432
                                           --------    -------    --------

     Provision for income taxes            $    759    $   830    $ 11,127
                                           ========    =======    ========


11.  RELATED PARTY TRANSACTIONS

     In connection with the agreements executed in connection with the Recapitalization discussed in Note 2, the Company paid transaction costs and advisory fees to certain Company stockholders. Such costs were $17,092 for the year end December 31, 1999.

     The Company had an agreement with an affiliate of certain Company stockholders to provide management and investment services for a monthly fee of $50. The Company recorded management fees to this entity of $450 for the year ended December 31, 1997. The agreement was terminated September 30, 1997.

     Subject to the agreements executed in connection with the various acquisitions, the Private Placement discussed in Note 6 and certain management and advisory agreements, the Company has paid to certain Company stockholders transaction costs and advisory fees. Such costs were zero, $3,466 and $1,600 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Under various financing arrangements associated with the Company's acquisitions and credit facility, the Company incurred interest expense of $3,376, $2,333 and $3,317 for the years ended December 31, 1999, 1998 and
     1997, respectively, to certain Company stockholders of which one is a financial institution and was co-administrative agent of the Company's prior credit facility.

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

12.  STOCK OPTION AND AWARD PLAN

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

     Under the terms of the Plan, options granted may be either nonqualified or incentive stock options and the exercise price generally may not be less than the fair market value of a Voting Common Share, as determined by the Committee, on the date of grant. SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. As of December 31, 1999, no SARs have been granted. The awarded stock options vest over three to four years and vesting may be accelerated upon the occurrence of a change in control as defined in the Plan. The options expire ten years after date of grant.

     In June, 1999, 25,500 options were repriced from a grant price of $40.00 to $25.00. In addition, 58,500 options were repriced from a grant price of $65.00 or $50.00 to $40.00. Simultaneously, the vesting provisions of certain options were modified to provide for prorata vesting over a specified number of years. Accordingly, compensation expense was recognized during 1999 as a result of these modifications of certain options. In addition, in connection with the Recapitalization, certain options exercised and the holders of such options received a cash payment equal to the exercise price of such options and $37.47, the price per share at which the Recapitalization was consummated.

     A summary of the 1995 Stock Option and Stock Award Plan is as follows:

                                               Number of
                                               Shares of        Weighted Average
                                             Stock Subject       Exercise Price
                                              to Options            Per Share
                                            --------------      ----------------

       Outstanding at January 1, 1997            246,021             $14.23
       Granted                                   397,500              27.99
       Forfeited                                 (75,000)             22.33
                                              ----------
       Outstanding at December 31, 1997          568,521              22.78
       Granted                                    64,300              58.83
       Forfeited                                 (54,000)             35.19
                                              ----------
       Outstanding at December 31, 1998          578,821              25.63
       Granted                                   214,000              40.00
       Forfeited                                (104,500)             28.52
       Exercised                                (245,396)             18.59
                                              ----------
       Outstanding at December 31, 1999          442,925              31.69
                                              ==========

       Reserved for future option grants         307,075


     Exercisable shares at December 31, 1999, 1998 and 1997 were 442,925, 105,784 and 49,647, respectively.

     A summary of stock options outstanding at December 31, 1999 is as follows:

                               Options Outstanding         Options Exercisable
                       --------------------------------   ----------------------
                                    Weighted
                                    Average
                                   Remaining
                        Number    Contractual  Exercise     Number      Exercise
     Exercise Price  Outstanding      Life       Price    Exercisable     Price
     --------------  -----------  -----------  --------   -----------   --------
        $12.50          70,175    6.7 years     $12.50       70,175      $12.50
        $25.00         116,750    7.6 years     $25.00      116,750      $25.00
        $40.00         256,000    9.1 years     $40.00      256,000      $40.00
                       -------                              -------
     $12.50-$40.00     442,925    8.6 years     $31.69      442,925      $31.69
                       =======                              =======

     The Company accounts for the Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for the majority of stock option awards. As required by SFAS No. 123, the Company has estimated the fair value of its option grants since January 1, 1996. The fair value for these options was estimated at the date of the grant based on the following weighted average assumptions:

                                              1999        1998          1997
                                              ----        ----          ----

       Risk free rate                         5.0%         5.0%         5.44%
       Expected dividend yield of stock         0%           0%            0%
       Expected volatility of stock             0%           0%            0%
       Expected life of option (years)         10.0       10.0          10.0

     Since the Company's common stock is not publicly traded, the expected stock price volatility is assumed to be zero. The weighted fair values of options granted during 1999, 1998 and 1997 were $15.74, $23.14, and $12.29, respectively. The Company's pro forma information is as follows:

                                        1999           1998            1997
                                        ----           ----            ----
       Net loss:
            As reported              $(43,957)      $(24,341)       $(58,337)
            Pro forma                 (45,436)       (25,742)        (59,570)

     In addition, the Committee may grant restricted stock to participants of the Plan at no cost. Other than the restrictions which limit the sale and transfer of these shares, recipients of restricted stock awards are entitled to vote shares of restricted stock and dividends paid on such stock. No restricted stock has been granted as of December 31, 1999.

13.  COMMITMENTS AND CONTINGENCIES

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

     A subsidiary of the Company has several Portfolio Flow Purchase Agreements, no longer than one year, whereby the subsidiary has a monthly commitment to purchase nonperforming loans meeting certain criteria for an agreed upon price subject to due diligence. The purchases under the Portfolio Flow Purchase Agreements were $33,303 which includes amounts purchased and subsequently sold to FINCO (see Note 18), $25,521 and $20,661 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company leases certain office space and computer equipment under non-cancelable operating leases. These non-cancelable operating leases, with terms in excess of one year, are due in approximate amounts as follows:
                                                  Amount
                                                 --------
                   2000                          $ 16,329
                   2001                            14,019
                   2002                            10,551
                   2003                             8,033
                   2004                             6,668
                   Thereafter                      18,004
                                                 --------
                     Total lease payments        $ 73,604
                                                 ========

     Rent expense under operating leases was $16,974, $15,800 and $8,100 for the years ended December 31, 1999, 1998 and 1997, respectively.

14.  LITIGATION

     At December 31, 1999, the Company was involved in a number of legal proceedings and claims that were in the normal course of business and routine to the nature of the Company's business. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at December 31, 1999.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of December 31, 1999 and 1998 are as follows. The carrying amount of cash and cash equivalents and long-term debt except the Notes, approximate the fair value. The approximate fair value of the Notes at December 31, 1999 and 1998 was $97,000 and $95,300, respectively. The fair value of the long-term debt was determined based on current market rates offered on notes and debt with similar terms and maturities. The fair value of Receivables was determined based on both market pricing and discounted expected cash flows. The discount rate was based on an acceptable rate of return adjusted for the risk inherent in the Receivable portfolios. The estimated fair value of Receivables approximated its carrying value at December 31, 1999 and 1998.

     In December 1997, the Company completed an in-depth analysis of the carrying value of its Receivables. This analysis included an evaluation of achieved portfolio amortization rates, historical and estimated future costs to collect, as well as projected total future collection levels. As a result of this analysis, the Company recorded $10,000 of additional amortization in December 1997 relating to the Receivables acquired in September 1995 in conjunction with the Company's acquisition of API, to reduce their carrying value to estimated fair value.

16.  EMPLOYEE BENEFIT PLANS

     At December 31, 1997, the Company had five defined contribution plans. During 1998, the Company combined four of these defined contribution plans into a new defined contribution plan sponsored by the Company. At December 31, 1999 and 1998, the Company has five defined contribution plans, four of which it acquired through the Union acquisition, which provide retirement benefits to the majority of all full time employees. The Company matches a portion of employee contributions to the plans. Company contributions to these plans, charged to expense, were $1,654, $1,570 and $276 for the years ended December 31, 1999, 1998 and 1997, respectively.

17.   ENTERPRISE WIDE DISCLOSURE

     The Company operates in one business segment. As a strategic receivables management company, the primary services of the Company consist of collection services, portfolio purchasing services and outsourcing services. In addition, the Company derives substantially all of its revenues from domestic customers.

     The following table presents the Company's revenue by type of service for the year ended December 31:
                                               1999         1998         1997
                                               ----         ----         ----
      Collection services                  $ 362,964     $ 350,080    $ 180,871
      Portfolio purchasing services           80,391        82,399       67,809
      Outsourcing services                    61,070        46,921       23,003
                                           ---------     ---------    ---------
           Total                           $ 504,425     $ 479,400    $ 271,683
                                           =========     =========    =========


18.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

     In October 1998, a special-purpose finance company, OSI Funding Corp., formed by the Company, entered into a revolving warehouse financing arrangement (the "Warehouse Facility") for up to $100,000 of funding capacity for the purchase of loans and accounts receivable portfolios over its five year term. In connection with the Recapitalization, OSI Funding Corp. converted to a limited liability company and is now OSI Funding LLC ("FINCO"), with OSI owning approximately 78% of the financial interest but having only approximately 29% of the voting rights. In connection with the establishment of the Warehouse Facility, FINCO entered into a servicing agreement with a subsidiary of the Company to provide certain administrative and collection services on a contingent fee basis (i.e., fee is based on a percent of amount collected) at prevailing market rates based on the nature and age of outstanding balances to be collected. Servicing revenue from FINCO is recognized by the Company as collections are received. All borrowings by FINCO under the Warehouse Facility are without recourse to the Company.

     The following summarizes the transactions between the Company and FINCO the the year ended December 31:
                                                               1999       1998
                                                               ----       ----
         Sales of purchased loans and accounts receivables
               portfolios by the Company to FINCO            $56,664     $9,134

         Servicing fees paid by FINCO to the Company         $13,481       $792

     Sales of purchased loans and accounts receivable portfolios by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. In conjunction with sales of Receivables to FINCO and the servicing agreement, the Company recorded servicing assets which are being amortized over the servicing agreement. The carrying value of such servicing assets is $1,300 at December 31, 1999 and was not considered material at December 31, 1998.

     At December 31, 1999 and 1998, FINCO had purchased loans and accounts receivable portfolios of $42,967 and $8,361, respectively. At December 31, 1999 and 1998, FINCO had outstanding borrowings of $32,051 and $6,482, respectively, under the Warehouse Facility.

19.  NONRECURRING EXPENSES

     After the Company's formation and seven acquisitions, the Company adopted a strategy to align the Company along business services and establish call centers of excellence. As a result, the Company incurred $5,063 of nonrecurring conversion, realignment and relocation expenses for the year ended December 31, 1999. These expenses include costs resulting from the temporary duplication of operations, closure of certain call centers, hiring and training of new employees, costs of converting collection operating systems, and other one-time and redundant costs.

INDEPENDENT AUDITORS REPORT

To the Stockholders of Outsourcing Solutions Inc.:

We have audited the consolidated financial statements of Outsourcing Solutions Inc. and it subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 28, 2000; such consolidated financial statements and report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Outsourcing Solutions Inc. and its subsidiaries, listed in the accompanying index at Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
---------------------------
Deloitte & Touche LLP

St. Louis, Missouri
March 28, 2000

                                                                     Schedule II

Outsourcing Solutions Inc. and Subsidiaries
Valuation and Qualifying Accounts and Reserves
For the year ended December 31, 1999, 1998 and 1997
(in thousands)

       Column A        Column B       Column C             Column D    Column E
--------------------  ---------  -----------------------  ----------  ----------
                                      Additions              (B)
                        Balance  -----------------------
                        @ beg.   Charged    Charged to    Deductions   Balance @
                          of       to         Other       (Please       end of
      Description       Period   Expenses   Accounts (A)   explain)     Period
------------------------------   --------   ------------  ----------   ---------

Allowance for doubtful
  accounts:

        1999            1,309        651            -       1,431          529
                       ======       ====         ====      ======       ======

        1998              538        108          798         135        1,309
                       ======       ====         ====      ======       ======

        1997              641        367            -         470          538
                       ======       ====         ====      ======       ======


(A)  For 1998, Union balance at date of acquisition.
(B)  Accounts receivable write-offs and adjustments, net of recoveries.