Form 10-Q
period 2000-03-31
OUTSOURCING SOLUTIONS INC; OSI SUPPORT SERVICES INC; UNION CORP; OSI COLLECTION SERVICES INC; UNIVERSITY ACCOUNTING SERVICE INC; ASSET RECOVERY & MANAGEMENT CORP; INDIANA MUTUAL CREDIT ASSOCIATION INC; GRABLE GREINER & WOLFF INC; JENNIFER LOOMIS & ASSOCIATES INC; QUALINK INC
filed 2000-05-12
CIK 1027574, 76741, 100817, 1029315, 1029318, 1029319, 1029320, 1029386, 1029387, 1029389

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                                -----------------------------------------
OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      --------------------

                    Commission File Number     333-16867
                                              -------------

                           Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               58-2197161
-----------------------------------       --------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

    390 South Woods Mill Road, Suite 350
           Chesterfield, Missouri                               63017
--------------------------------------------       -----------------------------
   (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                            Outstanding at
                  Class                                     March 31, 2000
-------------------------------------                       --------------
Voting common stock                                          5,976,389.04
Non-voting common stock                                        480,321.30
                                                            -------------
                                                             6,456,710.34



Transitional Small Disclosure       (check one):  Yes [   ]     No [ X ]
                              ------                  -----        -----

                           OUTSOURCING SOLUTIONS INC.
                                AND SUBSIDIARIES



                                TABLE OF CONTENTS


Part I.   Financial Information                                             Page
                                                                            ----

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 2000 (unaudited) and December 31, 1999...............   3


            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2000 and 1999 (unaudited).........   4


            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2000 and 1999 (unaudited).........   5


            Notes to Condensed Consolidated Financial
            Statements (unaudited).........................................   6


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   8


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....  10



Part II.  Other Information................................................  11

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)


                                                         March 31,  December 31,
                                                            2000       1999
                                                         Unaudited    Audited
                                                         ---------  ------------
ASSETS
Cash and cash equivalents                                $ 16,834    $  6,059

Cash and cash equivalents held for clients                 26,946      22,521

Accounts receivable - trade, less allowance for            52,735      52,082
  doubtful receivables of $466 and $529

Purchased loans and accounts receivable portfolios         34,920      39,947

Property and equipment, net                                44,142      43,647

Intangible assets, net                                    406,504     410,471

Deferred financing costs, less accumulated
  amortization of $1,026 and $248                          26,447      27,224

Other assets                                               25,268      22,761
                                                         --------    --------

             TOTAL                                       $633,796    $624,712
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                                 $  9,634    $  6,801

Collections due to clients                                 26,946      22,521

Accrued salaries, wages and benefits                       15,288      17,009

Debt                                                      526,489     518,307

Other liabilities                                          67,051      68,306

Commitments and contingencies                                   -           -

Mandatorily redeemable preferred stock;
redemption amount of $111,502 and $107,877                 89,959      85,716

Stockholders' deficit:
  Voting common stock; $.01 par value; authorized
    15,000,000 shares, 9,054,638.11 shares issued              90          90
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares,480,321.30 issued
    and outstanding                                             5           5
  Paid-in capital                                         196,339     196,339
  Retained deficit                                       (163,148)   (155,525)
                                                         --------    --------
                                                          33,286       40,909
  Common stock in treasury, at cost;
    3,078,249.07 shares                                  (134,857)   (134,857)
                                                         --------    --------
        Total stockholders' deficit                      (101,571)    (93,948)
                                                         --------    --------
               TOTAL                                     $633,796    $624,712
                                                         ========    ========



               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

                                                            Three Months Ended
                                                                March 31,
                                                             2000        1999
                                                           --------    --------
REVENUES                                                   $133,250    $129,247

EXPENSES:
     Salaries and benefits                                   66,006      60,735
     Service fees and other operating
       and administrative expenses                           41,597      40,412
     Amortization of purchased loans
       and accounts receivable portfolios                     6,676      11,300
     Amortization of goodwill and other intangibles           3,970       4,102
     Depreciation expense                                     4,013       3,611
                                                           --------    --------
         Total expenses                                     122,262     120,160
                                                           --------    --------

OPERATING INCOME                                             10,988       9,087
OTHER EXPENSE                                                     -          76
INTEREST EXPENSE - Net                                       14,243      12,565
                                                           --------    --------
LOSS BEFORE INCOME TAXES                                     (3,255)     (3,554)
PROVISION FOR INCOME TAXES                                      125           -
                                                           --------    --------
NET LOSS                                                     (3,380)     (3,554)
PREFERRED STOCK DIVIDEND REQUIREMENTS AND
   ACCRETION OF SENIOR PREFERRED STOCK                        4,243         506
                                                           --------    --------

NET LOSS TO COMMON STOCKHOLDERS                            $ (7,623)   $ (4,060)
                                                           ========    ========



















               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.


OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                            Three Months Ended
                                                                March 31,
                                                             2000        1999
                                                           --------    --------
OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
  Net loss                                                 $ (3,380)   $ (3,554)
  Adjustments to reconcile net loss to net cash
    from operating activities and portfolio purchasing:
      Depreciation and amortization                           8,757       8,461
      Amortization of purchased loans and
        accounts receivable portfolios                        6,676      11,300
      Change in assets and liabilities:
        Purchases of loans and accounts
          receivable portfolios                              (1,649)     (2,442)
        Accounts receivable and other assets                 (3,160)     (6,780)
        Accounts payable, accrued expenses
          and other liabilities                                (143)      2,634
                                                           --------    --------
        Net cash from operating activities and
          portfolio purchasing                                7,101       9,619
                                                           --------    --------
INVESTING ACTIVITIES:
  Acquisition of property and equipment                      (4,508)     (3,395)
  Purchases of loans and accounts receivable
    portfolios for resale to FINCO                          (16,524)    (17,658)
  Sales of loans and accounts receivable
    portfolios to FINCO                                      16,524      17,658
  Other                                                           -         374
                                                           --------    --------
        Net cash from investing activities                   (4,508)     (3,021)
                                                           --------    --------
FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement                76,700      67,550
  Repayments under revolving credit agreement               (67,700)    (66,050)
  Repayments of debt                                           (818)     (4,263)
  Deferred financing fees                                         -        (235)
                                                           --------    --------

           Net cash from financing activities                 8,182      (2,998)
                                                           --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    10,775       3,600

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                6,059       8,814
                                                           --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 16,834    $ 12,414
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                     $ 10,755    $  9,346
                                                           ========    ========
  Net cash received during period for taxes                $      2    $     89
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Paid preferred stock dividends through issuance
    of preferred stock                                     $      -    $    992
                                                           ========    ========
  Accrued dividends on mandatorily redeemable
    preferred stock                                        $  3,625    $      -
                                                           ========    ========
  Accretion of mandatorily redeemable preferred stock      $    618    $      -
                                                           ========    ========




               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For purposes of comparability, certain prior year amounts have been reclassified to conform to current quarter presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1999.

Comprehensive loss for the periods presented were equal to the Company's net loss as the Company had no comprehensive income (loss) items.


NOTE 2.  LITIGATION

From time to time, the Company and certain of its subsidiaries are subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's businesses. In addition, as a result of the Union acquisition, certain subsidiaries of the Company are a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at March 31, 2000.


NOTE 3.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

OSI Funding LLC ("FINCO") is a special-purpose finance company with the Company owning approximately 78% of the financial interest but having only approximately 29% of the voting rights.

The following summarizes the transactions between the Company and FINCO for the quarters ended March 31:
                                                            2000         1999
                                                            ----         ----
     Sales of purchased loans and accounts receivable
           portfolios by the Company to FINCO              $16,524      $17,658

     Servicing fees paid by FINCO to the Company            $4,305       $1,843

Sales of purchased loans and accounts receivable portfolios ("Receivables") by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. In conjunction with sales of Receivables to FINCO and the servicing agreement, the Company recorded servicing assets which are being amortized over the servicing agreement. The carrying value of such servicing assets is $1,550 at March 31, 2000 and was $1,300 at December 31, 1999.

At March 31, 2000 and December 31, 1999, FINCO had unamortized Receivables of $49,390 and $42,967, respectively. At March 31, 2000 and December 31, 1999, FINCO had outstanding borrowings of $37,772 and $32,051, respectively, under its revolving warehouse financing arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

Revenues for the three months ended March 31, 2000 were $133.3 million compared to $129.2 million in the same period last year - an increase of 3.2%. The revenue increase of $4.1 million was due primarily to increased collection and outsourcing services revenues offset partially by lower portfolio services revenues. Revenues from collection services were $96.7 million for the three months ended March 31, 2000 compared to $93.7 million in the comparable period in 1999. The increase in collection services revenue was primarily attributable to increased letter series business. The outsourcing services revenue of $16.9 million compared favorably to $13.8 million in 1999 due to increased revenue from new and existing business. Revenues from portfolio services decreased 9.2% to $19.7 million for the three months ended March 31, 2000 from $21.7 million for the comparable period in 1999. The decreased revenue was due to a shift from on-balance sheet ownership of purchased loans and accounts receivable portfolios to off-balance sheet resulting in lower revenues from on-balance sheet portfolios offset by higher servicing fee revenues for the off-balance sheet collections of FINCO portfolios. During the three months ended March 31, 2000, the Company recorded revenue from FINCO servicing fees of $4.3 million on total collections of $11.9 million compared to servicing fees of $1.8 million on total collections of $4.7 million for the three months ended March 31, 1999. When compared to the three months ended March 31, 1999, the total collections of both on and off-balance sheet purchased portfolios increased from $19.3 million to $25.7 million in 2000 - an increase of 33.2% or $6.4 million, resulting from an increase in portfolio purchasing activities and improved liquidation rates.

Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $107.6 million for the three months ended March 31, 2000 and $101.1 million for the comparable period in 1999 - an increase of 6.4%. The increase in these operating expenses resulted primarily from higher collection-related expenses associated with the increased revenues of collection and outsourcing services and increased collection expenses associated with the increase in collections of on and off-balance sheet purchased portfolios partially offset by lower consulting expenses. For the three months ended March 31, 2000, amortization and depreciation charges of $14.7 million were lower than the $19.0 million for the comparable period in 1999 - a decrease of 22.6%. The lower amortization and depreciation charges resulted primarily from lower on-balance sheet portfolio amortization.

As a result of the above, the Company's operating income of $11.0 million for the three months ended March 31, 2000 compared favorably to $9.1 million for the same period in 1999.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the three months ended March 31, 2000 decreased to $25.7 million from $28.1 million for the same period in 1999. The decrease of $2.4 million was primarily attributable to the lower portfolio services revenues and the manner in which revenues from off-balance sheet collections are recognized partially offset by the contribution from increased collection and outsourcing services revenues and lower consulting expenses.

Net interest expense for the three months ended March 31, 2000 was $14.2 million compared to $12.6 million for the comparable period in 1999. The increase was due primarily to higher interest rates.

The provision for income taxes of $0.1 million was provided for state income tax obligations, which the Company cannot offset currently by net operating losses.

Due to the factors stated above, the net loss for the three months ended March 31, 2000 of $3.4 million compared favorably to the net loss of $3.6 million for the three months ended March 31, 1999.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At March 31, 2000, the Company had cash and cash equivalents of $16.8 million. The Company's credit agreement provides for a $75.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of March 31, 2000, the Company had $22.0 million outstanding under the revolving credit facility leaving $50.2 million, after outstanding letters of credit, available under the revolving credit facility.

Since December 31, 1999, cash and cash equivalents increased $10.8 million primarily due to cash from operating activities and portfolio purchasing of $7.1 million and net cash from financing activities of $8.2 million offset by the use of cash of $4.5 million for capital expenditures. The Company also held $26.9 million of cash for clients in restricted trust accounts at March 31, 2000.

For the first three months in 2000, the Company made capital expenditures of $4.5 million primarily for the replacement and upgrading of equipment, expansion of facilities and expansion and conversion of the Company's information services systems. The Company anticipates spending approximately $18.0 million during 2000.

Forward-Looking Statements
--------------------------

The following statements in this document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (2) statements regarding the Company's expected capital expenditures, (3) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "intends," "should," "may," or similar expressions; and (4) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) legal proceedings, (8) environmental investigations and clean up efforts, (9) expected synergies, economies of scale and cost savings from acquisitions by the Company not being fully realized or realized within the expected time frames, (10) costs of operational difficulties related to integrating the operations of acquired companies with the Company's operations being greater than expected, (11) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services, and (12) factors discussed from time to time in the Company's public filings.

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

Since December 31, 1999 (the most recent completed fiscal year), the Company continued to have no outstanding interest rate agreements. Pursuant to the Company's credit agreement, the Company is obligated to secure interest rate protection in the nominal amount of $150.0 million by July 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and certain of its subsidiaries are involved in various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's business. Other information with respect to legal proceedings appears in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        (a). Exhibits

             Exhibit 27 Financial Date Schedule (Unaudited)

        (b). Reports on Form 8-K

             There were no reports on Form 8-K filed for the three-month period ended March 31, 2000.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          OUTSOURCING SOLUTIONS INC.
                                          (Registrant)



                                          /s/ Timothy G. Beffa
                                          --------------------------------------
                                          Timothy G. Beffa
                                          President and Chief Executive Officer



                                          /s/ Gary L. Weller
                                          --------------------------------------
                                          Gary L. Weller
                                          Executive Vice President
                                            and Chief Financial Officer


Date:   May 12, 2000