Form 10-Q
period 2000-06-30
OUTSOURCING SOLUTIONS INC; OSI SUPPORT SERVICES INC; UNION CORP; OSI COLLECTION SERVICES INC; UNIVERSITY ACCOUNTING SERVICE INC; ASSET RECOVERY & MANAGEMENT CORP; INDIANA MUTUAL CREDIT ASSOCIATION INC; GRABLE GREINER & WOLFF INC; JENNIFER LOOMIS & ASSOCIATES INC; QUALINK INC
filed 2000-08-11
CIK 1027574, 76741, 100817, 1029315, 1029318, 1029319, 1029320, 1029386, 1029387, 1029389

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2000
                                  -------------------

OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------

                 Commission File Number     333-16867
                                        -------------------

                          Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 58-2197161
------------------------------------     ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

390 South Woods Mill Road, Suite 350
       Chesterfield, Missouri                             63017
------------------------------------        ------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                  Outstanding at
               Class                                               June 30, 2000
---------------------------------                                  -------------
Voting common stock                                                 6,024,428.07
Non-voting common stock                                               480,321.30
                                                                   -------------
                                                                    6,504,749.37
                                                                   =============

Transitional Small Disclosure _______ (check one):Yes [        ] No    [   X   ]
                                                       --------         -------

                       OUTSOURCING SOLUTIONS INC.
                            AND SUBSIDIARIES



                                TABLE OF CONTENTS

Part I.  Financial Information                                              Page

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets June 30, 2000
           (unaudited) and December 31, 1999.................................  3

           Condensed Consolidated Statements of Operations for
           the three and six months ended June 30, 2000
           (unaudited) and 1999 (unaudited)..................................  4

           Condensed  Consolidated  Statements of Cash Flows for
           the six months ended June 30, 2000 (unaudited )and
           1999 (unaudited)..................................................  5

           Notes to Condensed Consolidated Financial Statements
           (unaudited).......................................................  6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  8

   Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 11

Part II. Other Information................................................... 12

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------


                                                         June 30,   December 31,
                                                          2000          1999
                                                        Unaudited     Audited
                                                      ------------  ------------
ASSETS

Cash and cash equivalents                               $  10,601     $   6,059

Cash and cash equivalents held for clients                 26,167        22,521

Accounts receivable - trade, less allowance for            55,864        52,082
  doubtful receivables of  $559 and $529

Purchased loans and accounts receivable portfolios         30,490        39,947

Property and equipment, net                                44,491        43,647

Intangible assets, net                                    404,099       410,471

Deferred financing costs, less accumulated                 25,017        27,224
  amortization of $2,456 and $248

Other assets                                               27,401        22,761
                                                          --------     --------
        TOTAL                                           $ 624,130     $ 624,712
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                                $   8,979     $   6,801

Collections due to clients                                 26,167        22,521

Accrued salaries, wages and benefits                       12,981        17,009

Debt                                                      525,602       518,307

Other liabilities                                          66,834        68,306

Commitments and contingencies                                   -             -

Mandatorily redeemable preferred stock; redemption         94,323        85,716
  amount of $115,243 and $107,877

Stockholders' deficit:
  Voting common stock; $.01 par value; authorized
    15,000,000 shares, 9,102,677.14 shares issued              91            90
  Non-voting common stock; $.01 par value; authorized
    2,000,000 shares, 480,321.30 issued and outstanding         5             5
  Paid-in capital                                         198,138       196,339
  Retained deficit                                       (172,715)     (155,525)
                                                          --------     --------
                                                           25,519        40,909
  Notes receivable from management for shares sold         (1,418)            -
  Common stock in treasury, at cost; 3,078,249.07 shares (134,857)     (134,857)
                                                          --------     --------
    Total stockholders' deficit                          (110,756)      (93,948)
                                                          --------     --------
       TOTAL                                            $ 624,130     $ 624,712
                                                          ========     ========




               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                         ------------------  ------------------
                                           2000      1999      2000      1999

REVENUES                                $ 137,373 $ 127,829 $ 270,623 $ 257,076

EXPENSES:
    Salaries and benefits                  66,411    61,427   132,417    22,162
    Service fees and other operating       43,414    39,482    85,011    79,894
      and administrative expenses
    Amortization of purchased loans and
      accounts receivable portfolios        8,109     9,177    14,785    20,477
    Amortization of goodwill and other
      intangibles                           3,979     4,102     7,949     8,204
    Depreciation expense                    4,098     3,614     8,111     7,225
    Nonrecurring realignment and
      relocation expenses                   1,000         -     1,000         -
    Compensation expense related to
      redemption of stock options             187         -       187         -
                                         --------  --------  --------  --------
           Total expenses                 127,198   117,802   249,460   237,962
                                         --------  --------  --------  --------

OPERATING INCOME                           10,175    10,027    21,163    19,114

OTHER EXPENSE                                   -         -         -        76

INTEREST EXPENSE - Net                     15,209    12,644    29,452    25,209
                                         --------  --------  --------  --------
LOSS BEFORE INCOME TAXES                   (5,034)   (2,617)   (8,289)   (6,171)

PROVISION FOR INCOME TAXES                    169       375       294       375
                                         --------  --------  --------  --------
NET LOSS                                   (5,203)   (2,992)   (8,583)   (6,546)

PREFERRED STOCK DIVIDEND REQUIREMENTS
  AND ACCRETION OF SENIOR PREFERRED
  STOCK                                     4,364         -     8,607       506
                                         --------  --------  --------  --------

NET LOSS TO COMMON STOCKHOLDERS         $  (9,567)$  (2,992)$ (17,190)$  (7,052)
                                         ========  ========  ========  ========



               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                               2000      1999

OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
  Net loss                                                  $ (8,583)  $ (6,546)
  Adjustments to reconcile net loss to net cash
    from operating activities and portfolio purchasing:
   Depreciation and amortization                              18,268     16,943
   Amortization of purchased loans and accounts               14,785     20,477
     receivable portfolios
   Change in assets and liabilities:
     Purchases of loans and accounts receivable portfolios    (5,328)    (4,088)
     Accounts receivable and other assets                     (8,242)    (4,978)
     Accounts payable, accrued expenses and other
       liabilities                                            (3,322)    (8,378)
                                                             -------    -------
      Net cash from operating activities and
        portfolio purchasing                                   7,578     13,430
                                                             -------    -------
INVESTING ACTIVITIES:
  Acquisition of property and equipment                       (8,955)    (7,260)
  Purchases of loans and accounts receivable
    portfolios for resale to FINCO                           (54,306)   (29,324)
  Sales of loans and accounts receivable
    portfolios to FINCO                                       54,306     29,324
  Other                                                       (1,577)      (559)
                                                             -------    -------
        Net cash from investing activities                   (10,532)    (7,819)
                                                             -------    -------
FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement                174,650    134,250
  Repayments under revolving credit agreement               (165,650)  (133,050)
  Repayments of debt                                          (1,705)    (8,488)
  Proceeds from issuance of common stock                         201          -
  Deferred financing fees                                          -       (248)
                                                             -------    -------

        Net cash from financing activitie                     7,496     (7,536)
                                                             -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           4,542     (1,925)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 6,059      8,814
                                                             -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 10,601   $  6,889
                                                             =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                      $ 27,621   $ 23,927
                                                             =======    =======
  Net cash paid (received) during period for taxes          $    181   $    (39)
                                                             =======    =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Paid preferred stock dividends through issuance
    of preferred stock                                      $      -   $    992
                                                             =======    =======
  Accrued dividends on mandatorily redeemable
    preferred stock                                         $  7,366   $      -
                                                             =======    =======
  Accretion of mandatorily redeemable preferred stock       $  1,241   $      -
                                                             =======    =======
  Notes receivable for common stock                         $  1,400   $      -
                                                             =======    =======



               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For purposes of comparability, certain prior year amounts have been reclassified to conform to current quarter presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1999.

Comprehensive loss for the periods presented is equal to the Company's net loss as the Company had no other comprehensive income (loss) items.

NOTE 2.  LITIGATION

From time to time, the Company and certain of its subsidiaries are subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's businesses. In addition, as a result of the acquisition of The Union Corporation, certain subsidiaries of the Company are a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at June 30, 2000.

NOTE 3.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

OSI Funding LLC ("FINCO") is a special-purpose finance company with the Company owning approximately 78% of the financial interest but having only approximately 29% of the voting rights.

The following summarizes the transactions between the Company and FINCO for the periods ended June 30:

                                             Three Months         Six Months
                                            Ended June 30,       Ended June 30,
                                           ----------------    -----------------
                                            2000     1999       2000     1999
Sales of purchased loans and accounts
  receivable portfolios by the
  Company to FINCO                         $37,782  $11,666    $54,306  $29,324
Servicing fees paid by FINCO to             $5,032   $4,002     $9,337   $5,845
  the Company

Sales of purchased loans and accounts receivable portfolios ("Receivables") by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. In conjunction with sales of Receivables to FINCO and the servicing agreement, the Company recorded servicing assets which are being amortized over the servicing agreement. The carrying value of such servicing assets is $2,450 at June 30, 2000 and was $1,300 at December 31, 1999.

At June 30, 2000 and December 31, 1999, FINCO had unamortized Receivables of $77,548 and $42,967, respectively. At June 30, 2000 and December 31, 1999, FINCO had outstanding borrowings of $64,766 and $32,051, respectively, under its revolving warehouse financing arrangement.

NOTE 4:  STOCKHOLDERS' DEFICIT

In the quarter ended June 30, 2000, the Company issued 40,032.03 shares of its voting common stock at prices approximating fair value to certain members of senior management in exchange for cash and interest bearing notes secured by the shares along with certain personal assets of the members of senior management. The outstanding principal balances plus accrued interest of these notes amounted to $1,418 at June 30, 2000 and are classified as a reduction of stockholders' deficit. In addition, the Company sold 8,007 shares of its voting common stock at prices approximating fair value to certain directors of the Company.

NOTE 5:  NONRECURRING EXPENSES

In continuing the adopted strategy to align the Company along business services and establish call centers of excellence, the Company incurred $1,000 of nonrecurring realignment and relocation expenses in the three months ended June 30, 2000. These expenses include costs resulting from closure of certain call centers, severance associated with these office closures and certain other one-time costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

Revenues for the three months ended June 30, 2000 were $137.4 million compared to $127.8 million in the same period last year - an increase of 7.5%. The revenue increase of $9.6 million was due to increased collection, outsourcing and portfolio services revenues. Revenues from collection services were $95.7 million for the three months ended June 30, 2000 compared to $93.0 million in the comparable period in 1999. The increase in collection services revenue was primarily attributable to increased government and letter series business. Partially offsetting this increase, however, was a continued weakness in the bankcard market, primarily driven by changes in the portfolio sales market. The outsourcing services revenue of $18.1 million compared favorably to $14.5 million in 1999 due to increased revenue from new and existing business. Revenues from portfolio services increased 16.3% to $23.6 million for the three months ended June 30, 2000 from $20.3 million for the comparable period in 1999. The increased revenue was due to higher servicing fee revenues for the off-balance sheet collections of FINCO portfolios and higher strategic sales of portfolios partially offset by lower revenues from on-balance sheet portfolios resulting in the shift from on-balance sheet ownership of purchased loans and accounts receivable portfolios to off-balance sheet. During the three months ended June 30, 2000, the Company recorded revenue from FINCO servicing fees of $5.0 million on total collections of $14.3 million compared to servicing fees of $4.0 million on total collections of $10.0 million for the three months ended June 30, 1999.

Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $109.8 million for the three months ended June 30, 2000 and $100.9 million for the comparable period in 1999 - an increase of 8.8%. The increase in these operating expenses resulted primarily from higher collection-related expenses associated with the increased revenues of collection and outsourcing services and increased collection expenses associated with collections of on and off-balance sheet purchased portfolios partially offset by lower consulting expenses. For the three months ended June 30, 2000, amortization and depreciation charges of $16.2 million were lower than the $16.9 million for the comparable period in 1999 by $0.7 million. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as a result of the shift towards off-balance sheet purchased loans and accounts receivable portfolios.

In continuing with the strategy to align the Company along business services and establish call centers of excellence by industry specialization adopted in early 1999, the Company incurred nonrecurring realignment and relocation expenses of $1.0 million which includes costs for closure of certain call centers, severance associated with these office closures and certain other one-time costs. These costs were recognized as incurred in 2000.

In the three months ended June 30, 2000, the Company incurred approximately $0.2 million of additional compensation expense resulting from the redemption of vested stock options.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the three months ended June 30, 2000 was $26.4 million. Adding back the nonrecurring charges and the additional compensation expense, EBITDA of $27.5 million for the three months ended June 30, 2000 compared favorably to $26.9 million for the same period in 1999.

Operating income of $10.2 million for the three months ended June 30, 2000 compared favorably to last year's operating income of $10.0 million for the same period. Adding back the nonrecurring charges of $1.0 million and the additional compensation expense of approximately $0.2 million, operating income was $11.4 million for the three months ended June 30, 2000 compared to $10.0 million for the same period in 1999 - an increase of 14%. The shift to off-balance sheet ownership of portfolios has negatively impacted EBITDA as revenue is recognized for off-balance sheet portfolios when servicing fees (a certain percentage of collections) are earned whereas for on-balance sheet portfolios the Company recognizes revenue when collections are received. Nevertheless, operating income has been positively impacted by lower amortization as the Company amortizes only on-balance sheet portfolios, which have become smaller.

Net interest expense for the three months ended June 30, 2000 was $15.2 million compared to $12.6 million for the comparable period in 1999. The increase was due primarily to higher interest rates and higher amortization of deferred financing fees.

The provision for income taxes of $0.2 million was provided for state and foreign income tax obligations, which the Company cannot offset currently by net operating losses.

Due to the factors stated above, the net loss for the three months ended June 30, 2000 of $5.2 million compared unfavorably to the net loss of $3.0 million for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

Revenues for the six months ended June 30, 2000 were $270.6 million compared to $257.1 million in the same period last year - an increase of 5.3%. The revenue increase of $13.5 million was due to increased collection, outsourcing and portfolio services revenues. Revenues from collection services were $192.4 million for the six months ended June 30, 2000 compared to $186.8 million in the comparable period in 1999 due primarily to increased governement and letter series business. Partially offsetting this increase, however, was a continued weakness in the bankcard market, primarily driven by changes in the portfolio sales market. The outsourcing services revenue of $35.0 million compared favorably to $28.4 million in 1999 due to increased revenue from new and existing business. Revenues from portfolio services increased to $43.2 million for the six months ended June 30, 2000 from $41.9 million for the comparable period in 1999. The increased revenues was due to higher servicing fee revenues for the off-balance sheet collections of FINCO portfolios and higher strategic sales of portfolios partially offset by lower revenues from on-balance sheet portfolios resulting in the shift from on-balance sheet ownership of purchase loans and accounts receivable portfolios to off-balance sheet. During the six months ended June 30, 2000, the Company recorded revenue from FINCO servicing fees of $9.3 million on total collections of $26.2 million compared to servicing fees of $5.8 million on total collections of $14.7 million for the six months ended June 30, 1999.

Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $217.4 million for the six months ended June 30, 2000 and $202.1 million for the comparable period in 1999 - an increase of 7.6%. The increase in these operating expenses resulted primarily from higher collection-related expenses associated with the increased revenues of collection and outsourcing services and increased collection expenses associated with the increase in collections of on and off-balance sheet purchased portfolios partially offset by lower consulting expenses. For the six months ended June 30, 2000, amortization and depreciation charges of $30.8 million were lower than $35.9 million for the comparable period in 1999 - a decrease of 14.2%. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as a result of the shift towards off-balance sheet purchased loans and accounts receivable portfolios.

In continuing with the strategy to align the Company along business services and establish call centers of excellence by industry specialization adopted in early 1999, the Company incurred nonrecurring realignment and relocation expenses of $1.0 million which includes costs for closures of certain call centers, severance associated with these office closures and certain other one-time costs. These costs were recognized as incurred in 2000.

In the six months ended June 30, 2000, the Company incurred approximately $0.2 million of additional compensation expense resulting from the redemption of vested stock options.

Earnings before interest expenses, taxes, depreciation and amortization (EBITDA) for the six months ended June 30, 2000 was $52.0 million. Adding back the nonrecurring charges and the additional compensation expense, EBITDA was $53.2 million for the six months ended June 30, 2000 compared to $55.0 million for the same period in 1999. The decrease of $1.8 million was primarily attributable to the increased collection expenses in relation to the revenue reported from the collections of purchased portfolios partially offset by the contribution from increased collection and outsourcing services revenues and lower consulting expenses.

While EBITDA was down slightly due to the off-balance sheet ownership of the portfolios, depreciation and amortization also declined resulting in operating income of $21.2 million. Adding back the nonrecurring charges of $1.0 million and the additional compensation expense of approximately $0.2 million, operating income was $22.4 million for the six months ended June 30, 2000 compared to $19.1 million for the same period in 1999.

Net interest expense for the six months ended June 30, 2000 of $29.5 million compared unfavorably to $25.2 million for the same period in 1999 due primarily to higher interest rates and higher amortization of deferred financing fees.

The provision for income taxes of $0.3 million was provided for state and foreign income tax obligations, which the Company cannot offset currently by net operating losses.

Due to the factors stated above, the net loss for the six months ended June 30, 2000 of $8.6 million compared unfavorably to the net loss of $6.5 million for the six months ended June 30, 1999.

Financial Condition, Liquidity and Capital Resources

At June 30, 2000, the Company had cash and cash equivalents of $10.6 million. The Company's credit agreement provides for a $75.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of June 30, 2000, the Company had $22.0 million outstanding under the revolving credit facility leaving $48.8 million, after outstanding letters of credit, available under the revolving credit facility.

Since December 31, 1999, cash and cash equivalents increased $4.5 million primarily due to cash from operating activities and portfolio purchasing of $7.6 million and net cash from financing activities of $7.5 million offset by the use of cash of $10.5 million primarily for capital expenditures. The Company also held $26.2 million of cash for clients in restricted trust accounts at June 30, 2000.

For the first six months in 2000, the Company made capital expenditures of $9.0 million primarily for the replacement and upgrading of equipment, expansion of facilities and expansion and conversion of the Company's information services systems. The Company anticipates capital spending of approximately $18.0 million during 2000, which the Company intends to fund from cash flow from operations and if necessary, borrowings under the revolving credit facility.

See Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for the Company's derivative activities during the quarter ended June 30, 2000.

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

At December 31, 1999 (the most recent completed fiscal year), the Company had no outstanding interest rate agreements. Pursuant to the Company's credit agreement, the Company was obligated to secure interest rate protection in the nominal amount of $150.0 million by July 2000. In June 2000, the Company entered into interest rate collared swap agreements with several financial institutions for interest rate protection on the $150.0 million. Under the agreements, the Company pays floating three month LIBOR between 5.90% and 8.50% in addition to the applicable margin as set forth in the credit agreement. In the event, however, the three month LIBOR drops below 5.9%, the Company would be required to pay 7.0% plus the applicable margin, until such time the three month LIBOR rises above 5.90%, at which time the rate returns to a variable rate.

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

Item 2. Changes in Securities

      See Note 4 of the Condensed Consolidated Financial Statements included elsewhere herein.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a). Exhibits

           Exhibit 10.1 Management Stock Purchase Agreement, Non-recourse Secured Promissory Note and Management Stock Pledge Agreement dated as of April 19, 2000 between the Company and Timothy Beffa.

           Exhibit 10.2 Management Stock Purchase Agreement, Promissory Note and Management Stock Pledge Agreement dated as of April 19, 2000 between the Company and Gary Weller.

           Exhibit   10.3 Form of Director Stock Purchase and Option Agreement.

           Exhibit   10.4 Form of Non-Qualified Stock Option Award Agreement [F]

           Exhibit   27 Financial Data Schedule (Unaudited)

      (b). Reports on Form 8-K

           During the quarter, the following report on Form 8-K was filed:

                     Report on Form 8-K filed June 30, 2000

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OUTSOURCING SOLUTIONS INC.
                                    (Registrant)



                                    /s/ Timothy G. Beffa
                                    ------------------------------------
                                    Timothy G. Beffa
                                    President and Chief Executive Officer


                                    /s/ Gary L. Weller
                                    ------------------------------------
                                    Gary L. Weller
                                    Executive Vice President
                                       and Chief Financial Officer


Date:    August 11, 2000