Form 10-Q
period 2000-09-30
OUTSOURCING SOLUTIONS INC; OSI SUPPORT SERVICES INC; UNION CORP; OSI COLLECTION SERVICES INC; UNIVERSITY ACCOUNTING SERVICE INC; ASSET RECOVERY & MANAGEMENT CORP; INDIANA MUTUAL CREDIT ASSOCIATION INC; GRABLE GREINER & WOLFF INC; JENNIFER LOOMIS & ASSOCIATES INC; QUALINK INC
filed 2000-11-14
CIK 1027574, 76741, 100817, 1029315, 1029318, 1029319, 1029320, 1029386, 1029387, 1029389

                             SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549

                                          FORM 10-Q

(Mark One)

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000

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
                                                                           Outstanding at
               Class                                                    September 30, 2000
Voting common stock                                                         6,077,804.10
Non-voting common stock                                                       480,321.30
                                                                            6,558,125.40

                               OUTSOURCING SOLUTIONS INC.
                                    AND SUBSIDIARIES

                                    TABLE OF CONTENTS

Part I.    Financial Information                                                        Page

   Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets
               September 30, 2000 (unaudited) and December 31, 1999.......................3

               Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 (unaudited) and 1999 (unaudited)...........4

               Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 (unaudited) and 1999 (unaudited)...........5

               Notes to Condensed Consolidated Financial Statements (unaudited)...........6

   Item 2.     Management's Discussion and Analysis of Financial Condition

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                         September 30      December 31,
                                                                            2000               1999
                                                                          Unaudited          Audited

ASSETS

Cash and cash equivalents                                                  $   9,792         $   6,059

Cash and cash equivalents held for clients                                    24,272            22,521

Accounts receivable - trade, less allowance for doubtful receivables of
  $459 and $529                                                               58,423            52,082

Purchased loans and accounts receivable portfolios                            27,004            39,947

Property and equipment, net                                                   45,503            43,647

Intangible assets, net                                                       419,204           410,471

Deferred financing costs, less accumulated amortization of $3,560 and $248    23,913            27,224

Other assets                                                                  29,914            22,761

             TOTAL                                                         $ 638,025         $ 624,712
                                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                                                   $   8,249         $   6,801

Collections due to clients                                                    24,272            22,521

Accrued salaries, wages and benefits                                          13,768            17,009

Debt                                                                         537,541           518,307

Other liabilities                                                             74,415            68,306

Commitments and contingencies (Note 2)

Mandatorily redeemable preferred stock; redemption amount of $119,112         98,820            85,716
  and $107,877

Stockholders' deficit:
  Voting common stock; $.01 par value; authorized 15,000,000 shares,
    9,156,053.17 shares issued                                                    92                90
  Non-voting common stock; $.01 par value; authorized 2,000,000 shares,
    480,321.30 issued and outstanding                                              5                 5
  Paid-in capital                                                            200,137           196,339
  Accumulated deficit                                                       (182,975)         (155,525)

                                                                              17,259            40,909
  Notes receivable from management for shares sold                            (1,442)                -
  Common stock in treasury, at cost; 3,078,249.07 shares                    (134,857)         (134,857)

        Total stockholders' deficit                                         (119,040)          (93,948)

               TOTAL                                                       $ 638,025         $ 624,712
                                                                           =========         =========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,                                                                    September             September
                                                                2000          1999          2000          1999

REVENUES                                                     $  133,871    $  122,987    $  404,494    $  380,063

EXPENSES:
     Salaries and benefits                                       66,026        60,076       198,443       182,238
     Service fees and other operating and administrative
       expenses                                                  41,897        37,440       126,908       117,334
     Amortization of purchased loans and accounts
       receivable portfolios                                      6,591         9,317        21,376        29,794
     Amortization of goodwill and other intangibles               3,980         4,112        11,929        12,316
     Depreciation expense                                         3,956         3,735        12,067        10,960
     Nonrecurring realignment expenses                            1,742             -         2,742             -
     Compensation expense related to redemption of stock
       options                                                        -             -           187             -
         Total expenses                                         124,192       114,680       373,652       352,642

OPERATING INCOME                                                  9,679         8,307        30,842        27,421
OTHER EXPENSE                                                         -             -             -            76
INTEREST EXPENSE - Net                                           15,377        13,005        44,829        38,214

LOSS BEFORE INCOME TAXES                                         (5,698)       (4,698)      (13,987)      (10,869)
PROVISION FOR INCOME TAXES                                           65             -           359           375

NET LOSS                                                         (5,763)       (4,698)      (14,346)      (11,244)
PREFERRED STOCK DIVIDEND REQUIREMENTS AND ACCRETION
   OF SENIOR PREFERRED STOCK                                      4,497           527        13,104         1,033

NET LOSS TO COMMON STOCKHOLDERS                              $  (10,260)   $   (5,225)   $  (27,450)   $  (12,277)
                                                             ==========    ==========    ==========    ==========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                2000           1999
OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
  Net loss                                                                   $  (14,346)    $  (11,244)
  Adjustments to reconcile net loss to net cash from operating activities and portfolio purchasing:
      Depreciation and amortization                                              27,308         25,645
      Amortization of purchased loans and accounts receivable portfolios         21,376         29,794
      Change in assets and liabilities:
        Purchases of loans and accounts receivable portfolios                    (8,433)       (15,188)
        Accounts receivable and other assets                                    (10,370)        (7,707)
        Accounts payable, accrued expenses and other liabilities                  3,957         (9,625)

        Net cash from operating activities and portfolio purchasing              19,492         11,675

INVESTING ACTIVITIES:
  Acquisition of property and equipment                                         (13,883)       (14,163)
  Payment for acquisition, net of cash acquired                                 (15,150)          -
  Purchases of loans and accounts receivable portfolios for resale to FINCO     (70,721)       (44,485)
  Sales of loans and accounts receivable portfolios to FINCO                     70,721         44,485
  Investment in FINCO                                                                 -         (2,500)
  Other                                                                          (1,361)          (608)

        Net cash from investing activities                                      (30,394)       (17,271)

FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement                                   244,350        223,150
  Repayments under revolving credit agreement                                  (227,850)      (208,750)
  Repayments of debt                                                             (2,512)       (12,607)
  Proceeds from issuance of common stock                                            401              -
  Proceeds from term loans                                                          246              -
  Deferred financing fees                                                             -           (175)

        Net cash from financing activities                                       14,635          1,618

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              3,733         (3,978)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    6,059          8,814

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   9,792     $    4,836
                                                                              =========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                                        $  32,230     $   33,264
                                                                              =========     ==========
  Net cash paid during period for taxes                                       $     241     $      158
                                                                              =========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Paid preferred stock dividends through issuance of preferred stock          $       -     $    1,519
                                                                              =========     ==========
  Accrued dividends on mandatorily redeemable preferred stock                 $  11,235     $        -
                                                                              =========     ==========
  Accretion of mandatorily redeemable preferred stock                         $   1,869     $        -
                                                                              =========     ==========
  Notes receivable for common stock                                           $   1,400     $        -
                                                                              =========     ==========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)

NOTE 1.  BASIS OF PRESENTATION

The accompanying  unaudited condensed  consolidated financial statements have been prepared in accordance  with  accounting  principles  generally  accepted in the United States for interim financial  information  and with the  instructions  to Form 10-Q and Article 10 of  Regulation
S-X.  Accordingly,  they do not  include  all of the  information  and  footnotes  required by accounting  principles  generally  accepted  in  the  United  States  for  complete  financial statements.  In the opinion of management,  all  adjustments  (consisting of normal  recurring items)  considered  necessary for a fair  presentation  have been included.  Operating results for the three and nine months ended September 30, 2000 are not  necessarily  indicative of the results  that  may be  expected  for the  year  ended  December  31,  2000.  For  purposes  of comparability,  certain  prior  year  amounts  have been  reclassified  to  conform to current quarter  presentation.  These Condensed  Consolidated  Financial  Statements should be read in conjunction  with the  Consolidated  Financial  Statements and notes thereto  contained in the
Company's Form 10-K for the year ended December 31, 1999.

Comprehensive  loss  for the  periods  presented  is equal  to the  Company's  net loss as the
Company had no other comprehensive income (loss) items.

NOTE 2.  LITIGATION

From time to time,  the  Company  and  certain  of its  subsidiaries  are  subject  to various investigations,  claims and legal  proceedings  covering a wide range of matters that arise in the normal  course of business and are routine to the nature of the Company's  businesses.  In addition,  as a result of the acquisition of The Union  Corporation,  certain  subsidiaries of the  Company  are a party to several  on-going  environmental  remediation  investigations  by federal and state  governmental  agencies and clean-ups and, along with other  companies,  has been named a  "potentially  responsible  party" for certain waste  disposal  sites.  While the results of litigation  cannot be predicted  with  certainty,  the Company has provided for the estimated  uninsured  amounts  and costs to  resolve  the  pending  suits and  management,  in consultation  with  legal  counsel,  believes  that  reserves  established  for  the  ultimate resolution of pending matters are adequate at September 30, 2000.

NOTE 3.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

OSI Funding  LLC  ("FINCO")  is a  special-purpose  finance  company  with the Company  owning approximately  78% of the financial  interest but having only  approximately 29% of the voting rights.

The following summarizes the transactions between the Company and FINCO for the periods ended September 30:

                                                              Three Months Ended     Nine Months Ended
                                                                 September 30,         September 30,
                                                                2000       1999       2000      1999
Sales of purchased loans and accounts receivable
    portfolios by the Company to FINCO                      $  16,415  $  15,161  $  70,721  $  44,485

Servicing fees paid by FINCO to the Company                 $  10,319  $   3,913  $  19,656  $   9,758

Sales of purchased loans and accounts  receivable  portfolios  ("Receivables")  by the Company to FINCO were in the same amount and occurred  shortly after such  portfolios were acquired by the Company from the various  unrelated  sellers.  In conjunction with sales of Receivables to
FINCO and the  servicing  agreement,  the Company  recorded  servicing  assets which are being amortized over the servicing  agreement.  The carrying value of such servicing  assets,  which are included in other assets in the  accompanying  condensed  consolidated  balance sheet, was
$5,605 at September 30, 2000 and was $1,300 at December 31, 1999.

At September  30, 2000 and December 31, 1999,  FINCO had  unamortized  Receivables  of $73,776
and  $42,967,   respectively.  At  September  30,  2000  and  December  31,  1999,  FINCO  had
outstanding  borrowings of $61,533 and $32,051,  respectively,  under its revolving  warehouse financing arrangement.

NOTE 4:  ACQUISITION

On September 29, 2000,  the Company  through a newly formed  limited  liability  company,  RWC
Consulting  Group,  LLC,  acquired  certain  assets and  assumed  certain  liabilities  of RWC
Consulting  Group, Inc. ("RWC"),  a service company  providing  highly-skilled  consultants to banks to assist in their back office  functions.  Total  consideration  for RWC includes  cash of  approximately  $15,150  including  transaction  costs of $150,  voting  common stock worth
$2,000  (53,376.03  shares)  and an 18%  unsecured,  subordinated  note  of  $5,000  (interest compounded  annually and principal  and interest due September 29, 2003).  The cash portion of
the  purchase  price  was  financed  under  the  Company's  revolving  credit  facility.   The
acquisition  was accounted for under the purchase  method and the excess of cost over the fair value of the net assets  acquired is amortized  on a  straight-line  basis over 30 years.  The acquisition  contains a certain  contingent  payment  obligation  based on the attainment of a certain  financial  performance  target  over the next  three  years.  The  future  contingent payment  obligation,  if any, will be accounted  for as additional  goodwill as the payment is made.

NOTE 5:  NONRECURRING EXPENSES

In  continuing  the  adopted  strategy  to align  the  Company  along  business  services  and establish call centers of excellence,  the Company  incurred $1,742 and $2,742 of nonrecurring realignment  expenses  in the three  months and the nine  months  ended  September  30,  2000, respectively.  These  expenses  include costs  resulting from closure of certain call centers, severance associated with these office closures and certain other one-time costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues  for the three  months  ended  September  30,  2000 were $133.9  million  compared to
$123.0  million in the same period last year - an  increase of 8.8%.  The revenue  increase of
$10.9 million was due to increased  collection,  outsourcing and portfolio  services revenues.
Revenues from  collection  services  were $89.4  million for the three months ended  September
30,  2000  compared  to $88.2  million  in the  comparable  period in 1999.  The  increase  in collection  services  revenue was primarily  attributable  to increased  government and letter series  business.  Partially  offsetting  this  increase,  however,  was  lower  revenue  from
telecommunications   business  and  the  continued   weakness  in  the  bankcard  market.  The
outsourcing  services  revenue of $19.5  million  compared  favorably to $15.1 million in 1999 due to increased  revenue from new and existing  business.  Revenues from  portfolio  services increased  26.9% to $25.0  million for the three  months ended  September  30, 2000 from $19.7 million  for the  comparable  period in 1999.  The  increased  revenue  was  primarily  due to higher  servicing  fee revenues for the  off-balance  sheet  collections  of FINCO  portfolios partially  offset by lower revenues from on-balance  sheet  portfolios  resulting in the shift from  on-balance  sheet  ownership of purchased  loans and accounts  receivable  portfolios to off-balance  sheet.  During the three months ended  September 30, 2000,  the Company  recorded revenue  from  FINCO  servicing  fees of $10.3  million  compared  to  servicing  fees of $3.9 million for the three months ended September 30, 1999.

Operating expenses,  inclusive of salaries and benefits,  service fees and other operating and administrative  expenses,  were $107.9  million for the three months ended  September 30, 2000 and $97.5 million for the  comparable  period in 1999 - an increase of 10.7%.  The increase in these  operating  expenses  resulted  primarily  from higher  collection  expenses,  increased collection-related  expenses  due to the  increased  revenues of  collection  and  outsourcing services and increased  collection  expenses associated with collections of on and off-balance sheet purchased  portfolios.  For the three months ended September 30, 2000,  amortization and depreciation  charges of $14.5  million were lower than the $17.2  million for the  comparable period in 1999 by $2.7 million.  The lower  amortization  and  depreciation  charges  resulted primarily  from lower  portfolio  amortization  as a result of the shift  towards  off-balance sheet purchased loans and accounts receivable portfolios.

In  continuing  with the strategy to align the Company along  business  services and establish call  centers of  excellence  by industry  specialization  adopted in early 1999,  the Company incurred  nonrecurring  realignment  expenses of $1.7 million which includes costs for closure of certain call centers,  severance  associated  with these office  closures and certain other one-time costs.  These costs were recognized as incurred in 2000.

Earnings  before interest  expense,  taxes,  depreciation  and  amortization  (EBITDA) for the three  months  ended  September  30,  2000 was $24.2  million.  Adding  back the  nonrecurring charges,  EBITDA of $25.9  million for the three  months  ended  September  30, 2000  compared favorably to $25.5 million for the same period in 1999.

Operating  income of $9.7  million for the three  months  ended  September  30, 2000  compared favorably to last year's  operating  income of $8.3  million for the same period.  Adding back the  nonrecurring  charges of $1.7 million,  operating  income was $11.4 million for the three months  ended  September  30, 2000  compared to $8.3  million for the same period in 1999 - an increase of 37%.  The shift to  off-balance  sheet  ownership  of  portfolios  has  negatively impacted  EBITDA as revenue is recognized  for  off-balance  sheet  portfolios  when servicing
fees  (a  certain   percentage  of  collections)  are  earned  whereas  for  on-balance  sheet portfolios  the Company  recognizes  revenue  when  collections  are  received.  Nevertheless, operating income has been positively  impacted by lower  amortization as the Company amortizes only on-balance sheet portfolios, which have become smaller.

Net  interest  expense  for the three  months  ended  September  30,  2000 was  $15.4  million compared to $13.0 million for the  comparable  period in 1999.  The increase was due primarily to higher interest rates and higher amortization of deferred financing fees.

The   provision  for  income  taxes  of  $0.1  million  was  provided  for  state  income  tax obligations, which the Company cannot offset currently by net operating losses.

Due to the factors  stated above,  the net loss for the three months ended  September 30, 2000 of $5.8  million  compared  unfavorably  to the net loss of $4.7  million for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues for the nine months ended  September 30, 2000 were $404.5 million  compared to $380.1 million in the same  period last year - an  increase  of 6.4%.  The revenue  increase of $24.4 million  was  due to  increased  collection,  outsourcing  and  portfolio  services  revenues.
Revenues  from  collection  services were $281.9  million for the nine months ended  September
30,  2000  compared  to $275.0  million  in the  comparable  period in 1999 due  primarily  to increased  government and letter series business partially offset by lower  telecommunications business  and  the  continued  weakness  in the  bankcard  market.  The  outsourcing  services revenue  of $54.4  million  compared  favorably  to  $43.5  million  in 1999 due to  increased revenue from new and existing  business.  Revenues from portfolio  services increased to $68.2 million for the nine months ended  September  30, 2000 from $61.6  million for the  comparable period in 1999.  The  increased  revenues  was due to higher  servicing  fee  revenues for the off-balance  sheet  collections of FINCO  portfolios  partially  offset by lower revenues from on-balance  sheet  portfolios  resulting  in the shift  from  on-balance  sheet  ownership  of purchased  loans and accounts  receivable  portfolios to  off-balance  sheet.  During the nine months ended  September 30, 2000, the Company  recorded  revenue from FINCO  servicing fees of
$19.7 million  compared to servicing fees of $9.8 million for the nine months ended  September
30, 1999.

Operating expenses,  inclusive of salaries and benefits,  service fees and other operating and administrative  expenses,  were $325.4  million for the nine months ended  September  30, 2000 and $299.6  million for the  comparable  period in 1999 - an increase of 8.6%. The increase in these  operating  expenses  resulted  primarily  from higher  collection  expenses,  increased collection-related  expenses  due to the  increased  revenues of  collection  and  outsourcing services and increased  collection  expenses associated with the increase in collections of on and off-balance  sheet purchased  portfolios  partially offset by lower  consulting  expenses.
For the nine months ended September 30, 2000,  amortization and depreciation  charges of $45.4 million  were lower than  $53.1  million  for the  comparable  period in 1999 - a decrease  of
14.5%.  The  lower  amortization  and  depreciation  charges  resulted  primarily  from  lower portfolio  amortization  as a result of the shift towards  off-balance  sheet  purchased loans and accounts receivable portfolios.

In  continuing  with the strategy to align the Company along  business  services and establish call  centers of  excellence  by industry  specialization  adopted in early 1999,  the Company incurred  nonrecurring  realignment expenses of $2.7 million which includes costs for closures of certain call centers,  severance  associated  with these office  closures and certain other one-time costs.  These costs were recognized as incurred in 2000.

In the nine months ended September 30, 2000, the Company incurred  approximately  $0.2 million of additional compensation expense resulting from the redemption of vested stock options.

Earnings before interest  expenses,  taxes,  depreciation  and  amortization  (EBITDA) for the nine  months  ended  September  30,  2000 was  $76.2  million.  Adding  back the  nonrecurring charges  and the  additional  compensation  expense,  EBITDA  was $79.1  million  for the nine months ended  September 30, 2000  compared to $80.5  million for the same period in 1999.  The decrease of $1.4 million was primarily  attributable to the increased  collection  expenses in relation to the revenue  reported  from the  collections  of  purchased  portfolios  partially offset by the contribution  from increased  collection and outsourcing  services  revenues and lower consulting expenses.

While  EBITDA was down  slightly due to the  off-balance  sheet  ownership of the  portfolios, depreciation  and amortization  also declined  resulting in operating income of $30.8 million.
Adding back the nonrecurring  charges of $2.7 million and the additional  compensation expense of  approximately  $0.2 million,  operating income was $33.7 million for the nine months ended
September 30, 2000 compared to $27.4 million for the same period in 1999.

Net interest  expense for the nine months ended  September 30, 2000 of $44.8 million  compared unfavorably  to $38.2  million for the same period in 1999 due  primarily  to higher  interest rates and higher amortization of deferred financing fees.

The provision  for income taxes of $0.4 million was provided for state and foreign  income tax obligations, which the Company cannot offset currently by net operating losses.

Due to the factors  stated  above,  the net loss for the nine months ended  September 30, 2000 of $14.3  million  compared  unfavorably  to the net loss of $11.2 million for the nine months ended September 30, 1999.

Financial Condition, Liquidity and Capital Resources

At  September  30,  2000,  the  Company had cash and cash  equivalents  of $9.8  million.  The
Company's credit  agreement  provides for a $75.0 million  revolving  credit  facility,  which
allows  the  Company  to  borrow  for  working  capital,   general   corporate   purposes  and
acquisitions,  subject to certain  conditions.  As of  September  30,  2000,  the  Company had
$29.5 million  outstanding  under the revolving credit facility  leaving $39.0 million,  after outstanding letters of credit, available under the revolving credit facility.

Since December 31, 1999,  cash and cash  equivalents  increased $3.7 million  primarily due to cash from  operating  activities  and portfolio  purchasing of $19.5 million and net cash from financing  activities  of $14.6 million  offset by the use of cash of $30.4 million  primarily for capital  expenditures  of $13.9 million and $15.2 million for the  acquisition  of certain assets of RWC. In addition to the cash  consideration  of $15.2  million,  the purchase  price
included   voting  common  stock  worth  $2.0  million  and  a  $5.0  million  18%  unsecured, subordinated  note along with a  contingent  payment  obligation.  The Company also held $26.2 million of cash for clients in restricted trust accounts at September 30, 2000.

At September  30,  1999,  the Company had cash and cash  equivalents  of $4.8  million.  Since
December 31, 1998,  cash and cash  equivalents  decreased  $4.0 million  primarily due to cash utilized for the net  repayment  of debt of $12.6  million and capital  expenditures  of $14.2 million  offset by cash from operating  activities  and portfolio  purchasing of $11.7 million and increased borrowings under the revolving credit facility of $14.4 million.

For the first nine months in 2000,  the Company made  capital  expenditures  of $13.9  million primarily  for the  replacement  and  upgrading  of  equipment,  expansion of  facilities  and
expansion  and  conversion  of  the  Company's   information  services  systems.  The  Company
anticipates  capital  spending of  approximately  $18.0 million during 2000, which the Company intends  to fund from  cash  flow  from  operations  and if  necessary,  borrowings  under the revolving credit facility.

Recent Accounting Pronouncements

In June 1998,  the FASB  issued  SFAS No.  133,  Accounting  for  Derivative  Instruments  and
Hedging Activities,  which was amended by SFAS No. 138, Accounting for Derivative  Instruments
and Hedging  Activities,  which is effective for fiscal years  beginning  after June 15, 2000.
In September  1999,  the FASB issued SFAS No. 140,  Accounting  for Transfers and Servicing of
Financial  Assets and  Extinguishments  of  Liabilities - a replacement  of FASB Statement No.
125, which is effective for the Company's  fiscal year 2001.  The Company has determined  that these  statements along with SAB No. 101, Revenue  Recognition in Financial  Statements,  will not have a material  impact on the  consolidated  statement  of  operations  and  consolidated balance sheet.

Forward-Looking Statements

The following  statements in this document are or may  constitute  forward-looking  statements made in  reliance  upon the safe  harbor of the Private  Securities  Litigation  Reform Act of
1995: (1) statements  concerning the  anticipated  costs and outcome of legal  proceedings and
environmental   liabilities,   (2)  statements   regarding  the  Company's   expected  capital
expenditures  and the funding  thereof,  (3) any statements  preceded by,  followed by or that include  the  word  "believes,"  "expects,"  "anticipates,"  "intends,"  "should,"  "may,"  or similar  expressions;  and (4) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

Because such  statements  are subject to risks and  uncertainties,  actual  results may differ materially from those expressed or implied by such  forward-looking  statements.  Factors that could  cause  actual  results to differ  materially  include,  but are not limited to: (1) the demand  for the  Company's  services,  (2)  the  demand  for  accounts  receivable  management generally,  (3) general economic  conditions,  (4) changes in interest rates, (5) competition, including  but not  limited to pricing  pressures,  (6)  changes in  governmental  regulations including,  but not limited to the federal Fair Debt  Collection  Practices Act and comparable state  statutes,  (7)  legal  proceedings,  (8)  environmental  investigations  and  clean  up efforts,  (9) expected  synergies,  economies of scale and cost savings from  acquisitions  by the Company not being fully realized or realized  within the expected time frames,  (10) costs of operational  difficulties  related to integrating the operations of acquired companies with
the  Company's  operations  being  greater  than  expected,  (11)  unanticipated   realignment
costs,  (12) the  Company's  ability to  generate  cash flow or obtain  financing  to fund its operations,  service its  indebtedness  and continue its growth and expand  successfully  into new  markets and  services,  and (13)  factors  discussed  from time to time in the  Company's public filings.

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

At December 31, 1999 (the most recent  completed  fiscal year), the Company had no outstanding interest  rate  agreements.  Pursuant  to the  Company's  credit  agreement,  the  Company was obligated to secure  interest rate  protection in the nominal amount of $150.0 million by July
2000. In June 2000,  the Company  entered into interest  rate  collared swap  agreements  with several  financial  institutions  for interest rate  protection on the $150.0  million.  Since
June 30, 2000, there have been no material changes in these agreements.

In October 2000, the Company  entered into an interest rate swap agreement  maturing  November
2006 relating to $50.0 million nominal amount of its 11.0% senior  subordinated  notes.  Under the  agreement,  the Company pays  floating one month LIBOR plus 3.51%,  capped at 11.0% until
November  2002 and  15.0%  thereafter.  The  financial  institution  has the right to call the agreement, at its discretion, after November 2001.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a). Exhibits

             Exhibit 2    Asset  Purchase  Agreement  dated  September  26,  2000 by and among
                          Outsourcing   Solutions  Inc.,  RWC  Consulting   Group,   LLC,  RWC
                          Consulting Group, Inc., and Robert W. Curtis, Jr.
             Exhibit 3    By-laws of the Company.
             Exhibit 4.1  Second  Supplemental  Indenture  dated  as of July  16,  2000 by and among the Company,  the Additional  Guarantors and Wilmington  Trust
                          Company, as trustee.
             Exhibit 4.2  Third Supplemental Indenture dated as of September 29, 2000 by and among the Company, the Additional Guarantors and Wilmington Trust
                          Company, as trustee.
             Exhibit 4.3  Release of Subsidiary Guarantee of OSI Education Services, Inc.

             Exhibit 27   Financial Data Schedule (Unaudited)

        (b). Reports on Form 8-K

             There were no reports on Form 8-K filed for the three-month period ended
                         September 30, 2000.

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

                                            OUTSOURCING SOLUTIONS INC.
                                            (Registrant)

                                            /s/ Timothy G. Beffa

                                            Timothy G. Beffa
                                            President and Chief Executive Officer

                                            /s/ Gary L. Weller

                                            Gary L. Weller
                                            Executive Vice President
                                               and Chief Financial Officer

Date:   November 13, 2000